Form 10-Q
period 1998-09-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1998-12-24
CIK 1065458

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended September 30, 1998

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ____________ to ______________

                          Commission File No. 333-58693


                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Oklahoma                                        73-1533356
-------------------------------                     -------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                     Identification No.)


        3555 N.W. 58th Street
               Suite 600
        Oklahoma City, Oklahoma                            73112
----------------------------------------            -------------------
(Address of principal executive offices)                 (Zip Code)


                                 (405) 516-8400
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                       YES               NO  X
                          ---               ---

     At December 15, 1998, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               Index to Form 10-Q

                          PART I. FINANCIAL INFORMATION

                                                                                             Page
                                                                                             ----
Item 1.  Condensed Consolidated Financial Statements (Unaudited):

         Condensed Consolidated Balance Sheets as of September 30, 1998 and
         December 31, 1997...................................................................  3

         Condensed Consolidated Statements of Operations for the Three and
         Nine Months Ended September 30, 1998 and 1997.......................................  5

         Condensed Consolidated Statements of Cash Flows for the Nine Months Ended
         September 30, 1998 and 1997.........................................................  6

         Notes to Condensed Consolidated Financial Statements................................  7

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations............................................................... 13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk........................... 25


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................... 25

Item 2.  Changes in Securities and Use of Proceeds........................................... 25

Item 3.  Defaults Upon Senior Securities..................................................... 25

Item 4.  Submission of Matters to a Vote of Security Holders................................. 25

Item 5.  Other Information................................................................... 25

Item 6.  Exhibits and Reports on Form 8-K.................................................... 25

PART I.  FINANCIAL INFORMATION
ITEM 1.  Financial Statements

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

ASSETS                                           September 30,     December 31,
                                                     1998               1997
                                                 ------------      ------------
CURRENT ASSETS:
  Cash and cash equivalents                      $ 66,278,275      $    254,269
  Restricted cash and investments                  43,448,009              -
  Accounts receivable, net                         12,665,515         1,792,231
  Other current assets                              1,016,474           965,295
                                                 ------------      ------------
         Total current assets                     123,408,273         3,011,795
                                                 ------------      ------------
PROPERTY, PLANT AND EQUIPMENT, net                 54,096,601        35,976,412
                                                 ------------      ------------
OTHER ASSETS:
  Receivables - affiliates                               -            8,206,935
  Restricted cash and investments                  80,443,624              -
  Goodwill, net                                   124,481,033              -
  Excess purchase cost over original cost
    of assets acquired, net                         2,604,773         2,676,203
  Deferred costs, net                              10,997,096         1,128,447
  Other intangibles, net                            4,823,422              -
  Investment in unconsolidated
    partnership and other                           1,564,654           953,564
                                                 ------------      ------------
         Total other assets                       224,914,602        12,965,149
                                                 ------------      ------------
               Total assets                      $402,419,476      $ 51,953,356
                                                 ------------      ------------
                                                 ------------      ------------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                   (Unaudited)

LIABILITIES AND STOCKHOLDER'S EQUITY                         September 30,      December 31,
                                                                 1998               1997
                                                             ------------       ------------
CURRENT LIABILITIES:
  Accounts payable                                           $ 10,666,611       $  1,131,185
  Payables - affiliates                                           552,373               -
  Accrued expenses                                             13,905,957            204,380
  Current portion of long-term debt                             1,312,994          1,140,824
  Deferred revenue and customer deposits                          329,766             67,448
                                                             ------------       ------------
      Total current liabilities                                26,767,701          2,543,837

LONG-TERM DEBT, net of current portion                        376,454,677         27,498,535

DEFERRED CREDITS                                                  442,385          1,833,817
STOCKHOLDER'S EQUITY:
  Class A Common Stock, $.01 par value, 100,000,000
    shares authorized and 71,250,000 shares issued
    and outstanding                                               712,500            712,500
  Paid-in capital                                              11,447,926         11,447,926
  Retained earnings (deficit)                                 (13,405,713)         7,916,741
                                                             ------------       ------------
      Total stockholder's equity (deficit)                     (1,245,287)        20,077,167
                                                             ------------       ------------
          Total liabilities and stockholder's equity         $402,419,476       $ 51,953,356
                                                             ------------       ------------
                                                             ------------       ------------


The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                 Three months ended              Nine months ended
                                                    September 30,                  September 30,
                                            ---------------------------     ---------------------------
                                                1998            1997            1998           1997
                                            ------------    -----------     ------------    -----------
REVENUE                                       25,540,562      5,228,880       40,175,956     15,221,163
OPERATING EXPENSES:
  Cost of service                             16,191,098        780,498       22,454,796      2,117,462
  Selling, general and
    administrative                            11,925,663      2,038,101       20,649,433      5,879,471
  Depreciation and
    amortization                               4,556,220      1,185,358        7,685,706      3,531,136
                                            ------------    -----------     ------------    -----------
      Total operating expenses                32,672,981      4,003,957       50,789,935     11,528,069
                                            ------------    -----------     ------------    -----------
OPERATING INCOME (LOSS):                      (7,132,419)     1,224,923      (10,613,979)     3,693,094
OTHER INCOME (EXPENSE):
  Interest income                              2,978,156          5,581        3,292,133         11,455
  Interest expense                           (11,630,841)      (611,135)     (14,352,032)    (1,849,116)
  Other                                           71,680         31,987          153,677         93,817
                                            ------------    -----------     ------------    -----------
      Total other expense, net                (8,581,005)      (573,567)     (10,906,222)    (1,743,844)
                                            ------------    -----------     ------------    -----------
INCOME (LOSS) BEFORE INCOME TAXES,
  EXTRAORDINARY ITEMS AND
    CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                     (15,713,424)       651,356      (21,520,201)     1,949,250
INCOME TAX (PROVISION) BENEFIT                   179,461       (247,515)         897,194       (740,715)
                                            ------------    -----------     ------------    -----------
INCOME (LOSS) BEFORE EXTRAORDINARY
  ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE             (15,533,963)       403,841      (20,623,007)     1,208,535
EXTRAORDINARY EXPENSE, net of
  income tax benefit of $133,300
  in 1997                                           -              -                -          (217,488)
CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, net of
    income tax benefit of $429,000
    in 1998                                         -              -            (699,447)          -
                                            ------------    -----------     ------------    -----------
NET INCOME (LOSS)                            (15,533,963)       403,841      (21,322,454)       991,047
                                            ------------    -----------     ------------    -----------
BASIC NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDER PER
  COMMON SHARE
  Before extraordinary expense
    and cumulative effect of
    change in accounting
    principle                               $       (.22)   $       .01     $       (.29)   $       .02
  Extraordinary expense                             -              -                -              (.01)
  Cumulative effect of change
    in accounting principle                         -              -                (.01)          -
                                            ------------    -----------     ------------    -----------
BASIC NET INCOME (LOSS) APPLICABLE
  TO COMMON STOCKHOLDER PER
  COMMON SHARE                              $       (.22)   $       .01     $       (.30)   $       .01
                                            ------------    -----------     ------------    -----------
                                            ------------    -----------     ------------    -----------
BASIC WEIGHTED AVERAGE COMMON
  SHARES OUTSTANDING                          71,250,000     71,250,000       71,250,000     71,250,000
                                            ------------    -----------     ------------    -----------
                                            ------------    -----------     ------------    -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                              Nine months ended September 30,
                                                              -------------------------------
                                                                    1998           1997
                                                              ---------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                              (21,322,454)        991,047
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities-
    Depreciation and amortization                                  7,685,706       3,531,136
    Amortization of investment premium and financing cost            226,113            -
    Deferred income taxes and investment tax
      credits, net                                                (1,391,432)         98,013
    Loss on disposition of assets                                      3,400            -
    Extraordinary loss on financing cost                                -            350,788
    Cumulative effect of change in accounting
      principle                                                    1,128,447            -
    Equity in income of unconsolidated partnership                  (105,319)        (22,276)
  Changes in current assets and liabilities-
    Accounts receivable                                           (2,173,824)        224,550
    Other current assets                                              20,963        (562,573)
    Accounts payable                                               3,114,649        (636,493)
    Accrued expenses                                              11,668,967        (465,396)
    Deferred revenue and customer deposits                           200,718          (1,005)
                                                               -------------     -----------
        Net cash provided by (used in) operating
          activities                                                (944,066)      3,644,008
                                                               -------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures                                           (17,735,095)     (4,762,394)
  Acquisitions of businesses                                    (137,550,094)           -
  Subscriber acquisitions                                            (13,746)           -
  Deferred start-up cost                                                -         (1,047,394)
  Decrease (increase) in receivables/payables -
    Affiliates, net                                                8,759,308       2,569,405
  Investments in unconsolidated subsidiaries and
    Other                                                           (505,771)         (3,425)
                                                               -------------     -----------
        Net cash used in investing activities                   (147,045,398)     (3,380,025)
                                                               -------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt                                      (871,688)     (1,362,014)
  Redemption of RTFC subordinated capital certificates                  -          1,051,057
  Issuance of senior notes                                       350,000,000            -
  Purchase of restricted investments                            (121,786,012)           -
  Interest on restricted investments                              (2,005,009)           -
  Deferred financing costs                                       (11,323,821)           -
                                                               -------------     -----------
        Net cash provided by (used in) financing
          activities                                             214,013,470        (310,957)
                                                               -------------     -----------
  NET INCREASE IN CASH AND CASH EQUIVALENTS                       66,024,006         (46,974)
                                                               -------------     -----------
  CASH AND CASH EQUIVALENTS, beginning of period                     254,269         628,650
                                                               -------------     -----------
  CASH AND CASH EQUIVALENTS, end of period                        66,278,275         581,676
                                                               -------------     -----------
                                                               -------------     -----------

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)


The condensed consolidated balance sheets of Logix Communications Enterprises, Inc. ("Logix") and subsidiaries (collectively with Logix, the "Company") as of September 30, 1998 and December 31, 1997, the condensed consolidated statements of operations for the three and nine months ended September 30, 1998 and 1997, and the condensed consolidated statements of cash flows for the nine months ended September 30, 1998 and 1997 are unaudited. In the opinion of management, such financial statements include all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of financial position, results of operations, and cash flows for the periods presented.

The condensed balance sheet data at December 31, 1997 was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The financial statements presented herein should be read in connection with the Company's December 31, 1997 consolidated financial statements.

1. ORGANIZATION
Logix was incorporated as an Oklahoma corporation under the name "Dobson Wireline Company" in December, 1997 as part of a reorganization by its parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. Logix is a wholly owned subsidiary of Dobson Communications that seeks to be the leading provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. The consolidated financial statements of the Company include the accounts of Logix Communications Enterprises, Inc., Dobson Telephone Company, Inc. ("Dobson Telephone"), Logix Communications Corporation ("LCC"), Inc. collectively referred to herein as the "Subsidiaries."

REORGANIZATION OF LOGIX
In October 1998, Logix transferred all of the common stock of Dobson Fiber Company, Inc. ("Dobson Fiber"), Dobson Fiber/FORTE of Colorado, Inc., American Telco, Inc. ("ATI") and Dobson Network Management, Inc. to LCC. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

RECAPITALIZATION
On September 30, 1998, the Company approved its Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of capital stock to 100,000,000. The Company also approved a stock split on the same date increasing the number of outstanding shares of common stock to 71,250,000. The accompanying financial statements have been retroactively restated to reflect this stock split. In addition, on September 30, 1998, the Company approved a stock option plan covering 3,750,000 shares of common stock, of which the Company granted options covering 1,417,500 shares of common stock to employees at an option price of $2 per share.

REORGANIZATION OF DOBSON COMMUNICATIONS
In January 1998, Dobson Communications transferred all of the common stock of the Subsidiaries to Logix. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. Concurrent with the reorganization, the number of shares and par value of the Company's authorized stock changed. All share and per share data are stated to reflect the common stock changes. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

2. ACQUISITIONS
On June 15, 1998, the Company purchased the common stock of ATI for $131.5 million. ATI is based in Houston, TX and provides telecommunications services to customers in five major Texas markets, including Houston, Dallas, Fort Worth, San Antonio and Austin. The Company financed the purchase with the proceeds from the debt offering described in Note 6.

The purchase price of the assets acquired and liabilities assumed is as follows, subject to adjustment:

                                                             ($ IN MILLIONS)
Acquisition price ...................................              $131.5
                                                                   ------
                                                                   ------
Current assets ......................................                 9.5
Property, plant and equipment .......................                 5.1
Goodwill ............................................               125.6
Other assets ........................................                  .4
Current liabilities .................................                (9.1)
                                                                   ------
                                                                   $131.5
                                                                   ------
                                                                   ------

The acquisition transaction was accounted for as a purchase and, accordingly, the results of operations have been included in the accompanying condensed consolidated statements of operations from the date of acquisition. The unaudited pro forma information set forth below includes the acquisition accounted for as if the purchase occurred at the beginning of the respective periods presented. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisition been consummated at that time:

                                             Three Months           Nine Months
                                          Ended September 30,    Ended September 30,
                                          -------------------    -------------------
                                            1998       1997        1998       1997
                                          --------   --------    --------   --------
                                          ($ in thousands, except per share amounts)
Operating revenue                          25,541     19,050      72,614     54,316
Loss before extraordinary items
  and cumulative effect of change
  in accounting principle                 (15,713)   (11,470)    (40,896)   (35,034)
Net loss applicable to
  common stockholders                     (15,713)   (11,470)    (41,595)   (35,252)
Net loss applicable to
  common stockholders per common
  share                                      (.22)      (.16)       (.60)      (.49)


On June 22, 1998, Logix purchased certain long distance customers and related assets of Zenex for approximately $4.7 million.

3.   RESTRICTED CASH AND INVESTMENTS
Restricted cash and investments consist of an interest pledge deposit, net of amortized premium, made by the Company of approximately $121 million to fund the first six semi-annual interest payments which began on December 15, 1998. Investments that will mature within the next year and will be used to satisfy interest payments then due have been classified as a current asset on the accompanying condensed consolidated balance sheet at September 30, 1998.

4.   EARNINGS PER COMMON SHARE
Basic income (loss) per common share is computed by using the weighted average number of shares of common stock outstanding during the year. Diluted net loss per common share has been omitted because the effect of potentially dilutive securities would have been anti-dilutive.

5.   RECENT PRONOUNCEMENTS
In March, 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 as of January 1, 1998. It requires capitalization of the development costs of software to be used internally (e.g. administrative processes). The adoption of this SOP did not materially impact the Company's net income.

In April, 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-5 as of January 1, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has recognized a pretax loss of approximately $1.1 million as a result of adopting this SOP. This loss has been reflected as a cumulative effect of change in accounting principle, net of tax, in the accompanying condensed consolidated statement of operations.

6.   SENIOR NOTES
On June 12, 1998, the Company sold $350 million of 12 1/4% senior notes due 2008. A portion of the proceeds were used to close the acquisition of ATI and purchase approximately $121 million of securities to be held in escrow to pay the first six scheduled semi-annual interest payments on the Company's Senior Notes. See Note (3). On November 10, 1998, the Company's registration of these notes was declared effective by the Securities and Exchange Commission.

7.   REPORT OF BUSINESS SEGMENTS
The Company operates in two reportable segments; ILEC and ICP. As part of the October 1998 reorganization discussed in Note 1, the Company merged its former Fiber segment's operations into ICP. The two reportable segments are strategic business units that offer different products and services. They are managed separately because each business requires different technology and marketing strategies. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, which is defined in footnote (2) on p. 11 of this Form 10-Q, and income (loss) before income taxes, extraordinary items and cumulative effect of change in accounting principles. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to each segment. The segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1998
                                                       -----------------------------------------------
                                                           ILEC             ICP              TOTAL
                                                       ------------     ------------      ------------
OPERATING INFORMATION:
  Operating revenue
    External ........................................  $  3,701,649     $ 21,838,913      $ 25,540,562
    Intersegment ....................................          -             262,654           262,654
    Intersegment revenue(1) .........................          -                -             (262,654)
                                                       ------------     ------------      ------------
          Total operating revenue ...................     3,701,649       22,101,567        25,540,562
                                                       ------------     ------------      ------------
  Adjusted EBITDA(2) ................................     1,615,805       (4,192,004)       (2,576,199)
  Depreciation and amortization .....................      (782,174)      (3,774,046)       (4,556,220)
  Interest income (expense), net ....................      (389,195)      (8,263,490)       (8,652,685)
  Other Income, net .................................         4,066           67,614            71,680
                                                       ------------     ------------      ------------
    Income (loss) before income taxes,
      extraordinary items and cumulative effect of
      change in accounting principle ................  $    448,502     $(16,161,926)     $(15,713,424)
                                                       ------------     ------------      ------------
                                                       ------------     ------------      ------------

                                                            THREE MONTHS ENDED SEPTEMBER 30, 1997
                                                       -----------------------------------------------
                                                           ILEC             ICP              TOTAL
                                                       ------------     ------------      ------------
OPERATING INFORMATION:
  Operating revenue
    External ........................................  $ 4,028,551      $  1,200,329      $  5,228,880
    Intersegment ....................................         -               66,000            66,000
    Intersegment revenue(1) .........................         -                 -              (66,000)
                                                       ------------     ------------      ------------
          Total operating revenue ...................    4,028,551         1,266,329         5,228,880
                                                       ------------     ------------      ------------
  Adjusted EBITDA(2) ................................    2,113,700           296,581         2,410,281
  Depreciation and amortization .....................     (813,325)         (372,033)       (1,185,358)
  Interest income (expense), net ....................     (329,626)         (275,928)         (605,554)
  Other Income, net .................................        9,710            22,277            31,987
                                                       ------------     ------------      ------------
    Income (loss) before income taxes,
      extraordinary items and cumulative effect of
      change in accounting principle ................  $   980,459      $   (329,103)     $    651,356
                                                       ------------     ------------      ------------
                                                       ------------     ------------      ------------


                                                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                       -----------------------------------------------
                                                           ILEC             ICP              TOTAL
                                                       ------------     ------------      ------------
OPERATING INFORMATION:
  Operating revenue
    External ........................................  $ 11,565,826     $ 28,610,130      $ 40,175,956
    Intersegment ....................................          -             521,506           521,506
    Intersegment revenue(1) .........................          -                -             (521,506)
                                                       ------------     ------------      ------------
          Total operating revenue ...................    11,565,826       29,131,636        40,175,956
                                                       ------------     ------------      ------------
  Adjusted EBITDA(2) ................................     5,939,710       (8,867,983)       (2,928,273)
  Depreciation and amortization .....................    (2,345,401)      (5,340,305)       (7,685,706)
  Interest income (expense), net ....................      (927,854)     (10,132,045)      (11,059,899)
  Other Income, net .................................        19,786          133,891           153,677
                                                       ------------     ------------      ------------
    Income (loss) before income taxes,
      extraordinary items and cumulative effect of
      change in accounting principle ................  $  2,686,241     $(24,206,442)     $(21,520,201)
                                                       ------------     ------------      ------------
                                                       ------------     ------------      ------------

                                                            NINE MONTHS ENDED SEPTEMBER 30, 1998
                                                       -----------------------------------------------
                                                           ILEC             ICP              TOTAL
                                                       ------------     ------------      ------------
OPERATING INFORMATION:
  Operating revenue
    External ........................................  $ 11,730,296     $  3,490,867      $ 15,221,163
    Intersegment ....................................          -             206,000           206,000
    Intersegment revenue(1) .........................          -                -             (206,000)
                                                       ------------     ------------      ------------
          Total operating revenue ...................    11,730,296        3,696,867        15,221,163
                                                       ------------     ------------      ------------
  Adjusted EBITDA(2) ................................     5,579,470        1,644,760         7,224,230
  Depreciation and amortization .....................    (2,431,076)      (1,100,060)       (3,531,136)
  Interest income (expense), net ....................      (993,738)        (843,923)       (1,837,661)
  Other Income, net .................................        29,129           64,688            93,817
                                                       ------------     ------------      ------------
      Income (loss) before income taxes,
        extraordinary items and cumulative effect
        of change in accounting principle ...........  $  2,183,785     $   (234,535)     $  1,949,250
                                                       ------------     ------------      ------------
                                                       ------------     ------------      ------------


                                                                        SEPTEMBER 30,     DECEMBER 31,
                                                                            1998              1997
                                                                        ------------      ------------
INVESTMENT INFORMATION:
  Segment Assets
  ILEC ...............................................................    45,611,362      $ 43,268,782
  ICP ................................................................   358,957,563        22,454,132
  Intersegment receivables(1) ........................................    (2,149,449)      (13,769,558)
                                                                        ------------      ------------
      Total segment assets ...........................................  $402,419,476      $ 51,953,356
                                                                        ------------      ------------
                                                                        ------------      ------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.
(2) Adjusted EBITDA, as defined by the Company, represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense), extraordinary items and cumulative effect of changes in accounting principles.

8. COMMITMENTS
In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $9.75 million for a period of 24 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.25 million of monthly services from October 1998 through December 1998. Beginning in January 1999, the Company is obligated to purchase $.5 million of monthly services through June 2000. Of this commitment, $9.5 million remained at September 30, 1998.

In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. Of this commitment, $17.5 million remained at September 30, 1998.

On June 30, 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998 and June 30, 2000 for the recently launched ICP operations. Of this commitment, $22.8 million remained at September 30, 1998.

On June 30, 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $11.7 million remained at September 30, 1998.

Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson will be retained by Dobson Communications from September 1, 1998 through August 31, 2008. In exchange for Mr. Dobson's services to the Company, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan. Mr. Dobson's responsibilities will include duties consistent with the responsibilities of a former Chief Executive Officer of Dobson Communications, including the development of goodwill for Dobson Communications and the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Logix seeks to be the leading provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. Since 1936, the Company, through its predecessor and subsidiaries, has provided ILEC services in Oklahoma through its subsidiary Dobson Telephone Company. The Company offers facilities-based ICP services in Oklahoma under its LOGIX brand name, and commenced offering these services in several markets in Texas in 1998. In June, 1998 the Company consummated its purchase of American Telco, a Texas-based ICP with operations in Houston, Dallas, Fort Worth, San Antonio and Austin.

Revenue

ILEC Operations. The Company through its predecessors began providing ILEC services in 1936, and the Company currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. Logix's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by IXCs for providing access from the IXCs point of presence to the end user who makes or receives a long distance call; and
(iii) support revenue, which is paid by federal and state agencies to companies, such as Logix, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal. As of September 30, 1998 and 1997, the ILEC operations served 13,182 and 12,475 access lines, respectively.

Support revenue, which consists of high cost funds ("HCF") from state agencies and universal service funds ("USF") from federal and state agencies, accounted for approximately 32.8%, 34.0%, 31.5%, and 35.1% of Logix's revenue from its ILEC operations, or $1.2 million, $1.4 million, $3.6 million, and $4.1 million, for the three months ended September 30,1998 and 1997 and the nine months ended September 30, 1998 and 1997, respectively.

The Telecommunications Act potentially impacts the Company's sources of support revenue. Under previous regulation, access charges contained implicit support for high cost areas. Regulations adopted pursuant to the Telecommunications Act would remove implicit support from access charges and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. The Company will continue to pursue its strategy to lessen the impact of any future regulatory changes by reducing its operating costs through consolidation of operational functions at the Company level in order to achieve economies of scale.

ICP Operations. The Company began offering facilities-based ICP services in October 1997 and currently provides these services to customers in several major markets in Oklahoma and Texas. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the three and the nine months ended September 30, 1997 fiber and network management services accounted for all ICP revenue and for the three and the nine months ended September 30, 1998, accounted for $1.3 million and $3.5 million, respectively. The Company's ICP services include local exchange, long distance, enhanced data, Internet, intranet and extranet services, private line and integration services. As of September 30, 1998, the Company's ICP operations served 31,200 access lines. The Company typically obtains a one-year contract with minimum monthly usage from its business ICP customers.

On June 15, 1998, the Company purchased the outstanding common stock of American Telco for $131.5 million. American Telco is based in Houston, Texas and operates in five major Texas markets; Houston, Dallas, Fort Worth, San Antonio and Austin. In addition, on June 22, 1998, Logix purchased certain long distance customers and related assets of Zenex for approximately $4.7 million.

Logix incurred operating losses and negative cash flows from operations and EBITDA related to its ICP services in 1997 and the nine months ended September 30, 1998. Such negative cash flows from operations and EBITDA are expected to continue until Logix develops and expands its ICP operations and subscriber base. These losses were primarily a result of selling, general and administrative ("SG&A") expenses. As a result of the continued expansion of its ICP operations the Company will continue to incur significant increases in expenses associated with these activities. Also, the Company expects that the addition of ICP services will have an adverse impact on its combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on its ILEC operations.

During the past several years the market prices for many telecommunications services have been declining. The Company believes that this trend is likely to continue and will have a negative effect on the Company's gross margins that may not be offset completely by savings from the decrease in the Company's cost of service.

Current industry statistics demonstrate that there is a significant churn for customers within the industry. The Company believes that the churn is especially high when customers are buying resold services or only long distance services. The Company believes that by offering an integrated package of telecommunications services, and by providing superior customer care, it will be able to minimize customer churn.

Cost and Expenses

The Company's primary operating expense categories include cost of service, SG&A, and depreciation and amortization.

Cost of service for Logix's ILEC and ICP operations consists primarily of costs associated with operating and maintaining the Company's facilities and for the ICP operations, the fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies, and internal costs associated with operating and maintaining the Company's facilities. The Company intends to deploy digital switching platforms with local and long distance capability and initially lease fiber trunking capacity from ILECs and CLECs to connect the Company's switches with its transmission equipment collocated in ILEC central offices. The Company will lease unbundled loop and high capacity digital lines from the ILECs to connect its customers and other carriers' networks to the Company's network. These charges vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for collocation. The Company will use its own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The Company may be obligated to pay under-utilization charges in the event it over-estimates its requirements; however, in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. Also, the Company will need to increase the capacity of its switches and add additional ANP devices and switches as market demand warrants.

SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel, and internal network maintenance. Selling expenses include commissions for the Company's sales program. Commissions are paid to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. As the Company's customer base grows, and as the Company continues to expand into new geographic markets, adds new sales offices and facilities and enlarges its current product offerings, the cost of services and SG&A are expected to increase substantially.

Depreciation and amortization relates primarily to switching equipment, facilities, computers and software, and is expected to increase as the Company incurs significant capital expenditures to install additional switches. Depreciation and amortization includes amortization of goodwill acquired in the American Telco Acquisition.

Results of Operations

In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

Revenue. For the three months ended September 30, 1998, total revenue increased $20.3 million, or 388.5%, to $25.5 million from $5.2 million in the first three months of 1997. The following table sets forth the components of the Company's revenue for the three months ended September 30:

                                                             1998              1997
                                                         -------------     -------------
                                                                ($ IN THOUSANDS)
ILEC .........................................              $ 3,702           $ 4,029
ICP...........................................               21,839             1,200
                                                            -------           -------
     Total....................................              $25,541           $ 5,229
                                                            -------           -------
                                                            -------           -------

ILEC. ILEC revenue decreased $.3 million, or 8.1%, to $3.7 million for the three months ended September 30, 1998 compared to $4.0 million for the three months ended September 30, 1997 due primarily to a $.2 million decrease in support revenue.

ICP. ICP revenue increased $20.6 million or 1,719.4%, to $21.8 million for the three months ended September 30, 1998 from $1.2 million for the three months ended September 30, 1997 due primarily to the acquisition of American Telco. ICP revenue in the three months ended September 30, 1998 consists primarily of charges for local and long-distance service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the three months ended September 30, 1997, fiber and network management services accounted for all ICP revenue and $1.3 million for the three months ended September 30,

1998.

Cost of Service. For the three months ended September 30, 1998, the total cost of service increased $15.4 million, or 1,974.5%, to $16.2 million from $.8 million in comparable period in 1997. The following table sets forth the components of the Company's cost of service for the three months ended September 30:

                                                            1998              1997
                                                         ------------     -------------
                                                               ($ IN THOUSANDS)
ILEC .........................................               $ 429              $467
ICP...........................................              15,762               313
                                                           -------              ----
     Total....................................             $16,191              $780
                                                           -------              ----
                                                           -------              ----

ILEC. Cost of ILEC service decreased $38,000, or 8.1%, to $429,000 for the three months ended September 30, 1998 from $467,000 for the three months ended September 30, 1997. As a percentage of ILEC revenue, cost of ILEC service remained consistent at 11.6% in the three months ended September 30, 1998 and 1997.

ICP. Cost of ICP service increased $15.4 million to $15.8 million for the three months ended September 30, 1998 from $.3 million for the first three months of 1997. These costs primarily consisted of costs associated with the operations and maintenance of Company facilities and wholesale charges from third party service providers. Included in ICP cost of service for the three months ended September 30, 1998 is $.3 million of costs related to fiber long-haul transport services and network management services.

Selling, General and Administrative. For the three months ended September 30, 1998, SG&A costs increased $9.9 million, or 485.1%, to $11.9 million compared to $2.0 million in the first three months of 1997. The increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations.

Depreciation and Amortization Expense. For the three months ended September 30, 1998, depreciation and amortization expense increased $3.4 million, or 284.4%, to $4.6 million from $1.2 million in the first three months of 1997. The ILEC segment's depreciation and amortization expense remained consistent between periods at $.8 million. The ICP segment's depreciation and amortization expense increased $3.4 million, to $3.8 million for the three months ended September 30, 1998. This increase is primarily a result of depreciation and amortization on assets purchased for its recently launched Logix business and assets acquired in the American Telco Acquisition.

Operating Income (Loss). As a result of the items discussed above, operating income for the three months ended September 30, 1998, decreased $8.4 million to a loss of $7.1 million from income of $1.2 million in the first three months of 1997.

Interest Income (Expense), net. Net interest expense for the three months ended September 30, 1998 increased $8.1 million, or 1,328.9%, to $8.7 million from $.6 million for the first three months of 1997. The ICP segment's net interest expense increased $8.0 million, or 2,894.8%, to $8.3 million in the first three months of 1998. Of the increase, $11.3 million related to increased interest expense as a result of the issuance of the Notes in June 1998. The increase in interest expense was offset by $3.0 million of interest income earned on the funds held in escrow and cash on hand from the issuance of the Notes. The increase in interest expense was also offset by a decrease in interest expense of $.3 million as a result of the December 31, 1997 Dobson

Communications capital contribution to the Company, which relieved the outstanding portion of the Company's revolving credit facility and related interest expense payable to Dobson Communications.

Other Income. For the three months ended September 30, 1998, total other income (consisting of equity in income of unconsolidated partnership and other income (expense)) increased $.04 million, or 124.1%, to $.07 million from $.03 million for the first three months of 1997.

Income before Income Taxes, Extraordinary Items and Cumulative Effect of Change in Accounting Principle. As a result of the items discussed above, income before income taxes, extraordinary items and cumulative effect of change in accounting principle for the three months ended September 30, 1998, decreased $16.4 million to a loss of $15.7 million from an income of $.7 million in the first three months of 1997.

ILEC. Income before income taxes, extraordinary items and cumulative effect of change in accounting principle from the Company's ILEC operations decreased $.6 million to $.4 million for the three months ended September 30, 1998 from $1.0 million in the three months ended September 30, 1997. This is primarily due to decreased SG&A costs applicable to the ILEC business, as a result of increased management focus on the ICP operations.

ICP. Income before income taxes, extraordinary items and cumulative effect of change in accounting principle from the Company's ICP operations decreased $15.9 million to a loss of $16.2 million for the three months ended September 30, 1998 from a loss of $.3 million in the three months ended September 30, 1997. This is a result of increased SG&A from the start up of the ICP operations and increased depreciation and interest expense from the American Telco Acquisition.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Revenue. For the nine months ended September 30, 1998, total revenue increased $25.0 million, or 164.0%, to $40.2 million from $15.2 million in the first nine months of 1997. The following table sets forth the components of the Company's revenue for the nine months ended September 30:

                                                            1998              1997
                                                         ------------     -------------
                                                               ($ IN THOUSANDS)
ILEC .........................................             $11,566            $11,730
ICP...........................................              28,610              3,491
                                                           -------            -------
     Total....................................             $40,176            $15,221
                                                           -------            -------
                                                           -------            -------

ILEC. ILEC revenue decreased $.1 million, or 1.4%, to $11.6 million for the nine months ended September 30, 1998 compared to $11.7 million for the nine months ended September 30, 1997 primarily due to a $.5 million decrease in support revenue offset by an increase in toll charges and an increase in the number of access lines from 12,475 as of September 30, 1997 to 13,182 as of September 30, 1998.

ICP. ICP revenue increased $25.1 million to $28.6 million for the nine months ended September 30, 1998 from $3.5 million for the nine months ended September 30, 1997 due primarily to the acquisition of American Telco. ICP revenue in the first nine months of 1998 consists primarily of charges for local and long-distance service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the nine months ended September 30, 1997 fiber and network management services accounted for all ICP revenue and $3.5 million for the nine months ended September 30, 1998.

Cost of Service. For the nine months ended September 30, 1998, the total cost of service increased $20.4 million, or 960.5%, to $22.5 million from $2.1 million in comparable period in 1997. The following table sets forth the components of the Company's cost of service for the nine months ended September 30:

                                                            1998              1997
                                                        -------------     -------------
                                                               ($ IN THOUSANDS)
ILEC .........................................             $ 1,446            $ 1,447
ICP...........................................              21,009                670
                                                           -------            -------
     Total....................................             $22,455            $ 2,117
                                                           -------            -------
                                                           -------            -------

ILEC. Cost of ILEC service remained consistent at $1.4 million for the nine months ended September 30, 1998 and 1997. As a percentage of ILEC revenue, cost of ILEC service increased slightly from 12.3% in the nine months ended September 30, 1997 to 12.5% in the nine months ended September 30, 1998 as a result of increased maintenance costs of plant and costs associated with customer growth.

ICP. Cost of ICP service increased $20.3 million to $21.0 million for the nine months ended September 30, 1998 from $.7 million for the first nine months of 1997 due primarily to the acquisition of American Telco. These costs primarily consisted of costs associated with the operations and maintenance of Company facilities and wholesale charges from third party service providers. Included in ICP cost of service for the nine months ended September 30, 1998 is $1.0 million of costs related to fiber long-haul transport services and network management services.

Selling, General and Administrative. For the nine months ended September 30, 1998, SG&A costs increased $14.7 million, or 251.2%, to $20.6 million compared to $5.9 million in the first nine months of 1997. The increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations.

Depreciation and Amortization Expense. For the nine months ended September 30, 1998, depreciation and amortization expense increased $4.2 million, or 117.7%, to $7.7 million from $3.5 million in the first nine months of 1997. The ILEC segment's depreciation and amortization expense remained consistent between periods at $2.3 million and $2.4 million, respectively. The ICP segment's depreciation and amortization expense increased $4.2 million, to $5.3 million for the nine months ended September 30, 1998. This increase is primarily a result of depreciation and amortization on assets purchased for its recently launched Logix business and assets acquired in the American Telco Acquisition.

Operating Income (Loss). As a result of the items discussed above, operating income for the nine months ended September 30, 1998, decreased $14.3 million to a loss of $10.6 million from an income of $3.7 million in the first nine months of 1997.

Interest Income (Expense), net. Net interest expense for the nine months ended September 30, 1998 increased $9.3 million, or 501.8%, to $11.1 million from $1.8 million for the first nine months of 1997. The ILEC segment's net interest expense decreased $.1 million, or 6.6%, to $.9 million for the nine months ended September 30, 1998 from $1.0 million in the first nine months of 1997. The decrease is primarily the result of paying off individual mortgage notes. The ICP segment's net interest expense increased $9.3 million, or

1,100.6%, to $10.1 million in the first nine months of 1998. Of the increase, $13.4 million related to increased interest expense as a result of the issuance of the Notes in June 1998. The increase in net interest expense was offset by $3.3 million of interest income earned on the funds held in escrow and cash on hand from the issuance of the Notes. The increase in net interest expense was also offset by a decrease in interest expense of $.8 million as a result of the December 31, 1997 Dobson Communications capital contribution to the Company, which relieved the outstanding portion of the Company's revolving credit facility and related interest expense payable to Dobson Communications.

Other Income. For the nine months ended September 30, 1998, total other income (consisting of equity in income of unconsolidated partnership and other income (expense)) increased $.1 million, or 63.8%, to $.2 million from $.1 million for the first nine months of 1997.

Income before Income Taxes, Extraordinary Items and Cumulative Effect of Change in Accounting Principle. As a result of the items discussed above, income before income taxes, extraordinary items and cumulative effect of change in accounting principle for the nine months ended September 30, 1998, decreased $23.4 million to a loss of $21.5 million from an income of $1.9 million in the first nine months of 1997.

ILEC. Income before income taxes, extraordinary items and cumulative effect of change in accounting principle from the Company's ILEC operations increased $.5 million to $2.7 million for the first nine months of 1998 from $2.2 million in the first nine months of 1997. This is primarily due to decreased SG&A costs applicable to the ILEC business, as a result of increased management focus on the ICP operations.

ICP. Income before income taxes, extraordinary items and cumulative effect of change in accounting principle from the Company's ICP operations decreased $24.0 million to a loss of $24.2 million for the first nine months of 1998 from a loss of $.2 million in the first nine months of 1997. This is a result of increased SG&A from the start up of the ICP operations and increased depreciation and interest expense from the American Telco Acquisition.

Extraordinary Expense. Extraordinary expense in the first nine months of 1997 of $.2 million is due to the write-off of deferred debt costs associated with the Company's fiber operations.

Cumulative Effect of Change in Accounting Principle. Cumulative effect of change in accounting principle in the nine months ended September 30, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

Impact of Year 2000 Issue

In April of 1998, the Company established a multi-disciplined team to perform a Year 2000 Impact Analysis for the corporation. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 Compliance Manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

To date, the Company has completed an inventory of its automated systems and services and an Impact Analysis that identified significant risk areas by line of business, identified specific compliance requirements, and estimated costs and completion dates for affected systems.

The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. Management has also focused on evaluating software systems of acquired companies. Management has determined that American Telco's OSS is not Year 2000 compliant; however, the Company believes its new OSS which will replace American Telco's, will be Year 2000 compliant and will be in place by 2000. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the Impact Analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place by the third quarter of 1999. The Company has not identified any material cost to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements. These estimates could change substantially if the third party vendors are not able to timely provide Year 2000 compliant releases. Any such costs will be expensed as incurred, which will have an adverse effect on the current operating results.

The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, the Company will conduct its own Year 2000 tests on mission critical systems as their Year 2000 compliant versions are released by vendors.

Liquidity and Capital Resources

The Company has historically generated positive cash flow from operations and positive Adjusted EBITDA from its ILEC business and historically financed its ILEC business through government loans. The Company has experienced negative cash flow from operations and negative Adjusted EBITDA in 1997 and through the first nine months of 1998 in its ICP business. The magnitude of these negative cash flows from operations and Adjusted EBITDA in the ICP business will be mitigated with the acquisition of American Telco which has historically generated positive cash flow from operations and Adjusted EBITDA. The Company expects negative cash flow and Adjusted EBITDA on a consolidated basis for the remainder of 1998 and to continue as the Company expands its ICP operations.

The Company has historically generated positive cash flow from operations and positive Adjusted EBITDA in its ILEC business. The Company's ILEC business has also historically generated income before income taxes, extraordinary items and cumulative effect of change in accounting principle. The Company's ILEC business receives support revenue from federal and state agencies that accounted for approximately 32.8%, 34.0%, 31.5%, and 35.1% of its revenues for the three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1997 and 1998, respectively. This support revenue contributes significantly to the ILEC's positive cash flow from operations, Adjusted EBITDA and income before income taxes, extraordinary items and cumulative effect of change in accounting principle. The Company has experienced negative cash flow from operations and Adjusted EBITDA and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle in 1997 and the first nine months of 1998 in its ICP business. These negative cash flows from operations and Adjusted EBITDA and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as the Company works to start and expand this business. The magnitude of these negative cash flows from operations and Adjusted EBITDA in the ICP business will be mitigated with the acquisition of American Telco which has historically generated positive cash flow from operations and Adjusted EBITDA. However, the positive impact on cash flow from operations and Adjusted EBITDA will be offset by increased interest incurred as a result of the Notes. The ICP businesses' income before income taxes, extraordinary items and cumulative effect of change in accounting principle have also been favorably impacted by the $11.5 million capital contribution made to it by Dobson Communications in December 1997. This capital contribution was made in the form of assumption of the ICP business' debt, such that the fiber business currently does not incur any interest expense. The Company will continue to incur losses before income taxes, extraordinary items and cumulative effect of change in accounting principle and will continue to generate negative cash flow from operations and Adjusted EBITDA until it develops and expands its ICP operations and customer base. The Company expects negative cash flow and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle on a consolidated basis for the remainder of 1998 and to continue as the Company expands its ICP operations.

Continued expansion of the Company's ICP business will require substantial capital to purchase and install switches and other transmission equipment, to replace the Company's OSS and other back office systems and to fund operating requirements. The successful implementation of the Company's strategy, including the expansion of its networks and customer base, and significant and sustained growth in the Company's cash flows is necessary for the Company to meet its debt service requirements, including its obligations on the Notes.

Net cash provided by (used in) operating activities was $(.9) million for the nine months ended September 30, 1998 compared to $3.6 million for the same period of 1997. The decrease of $4.5 was primarily due to the net loss for the 1998 period, offset by net changes in current assets and liabilities, depreciation and amortization and deferred income taxes and investment tax credits.

Net cash used in investing activities totaled $147.0 million and $3.4 million for the nine months ended September 30, 1998 and 1997, respectively. The 1998 investing activity primarily related to acquisitions (including American Telco) and capital expenditures. In 1997, investing activities consisted primarily of capital expenditures.

Net cash provided by (used in) financing activities was $214.0 million and $(.3) million for the nine months ended September 30, 1998 and 1997, respectively. The net cash provided by financing activities during the nine months ended September 30, 1998 was primarily resulted from the issuance of the Notes net of the funds used to purchase the restricted investments. The net cash used in financing activities during the nine months ended September 30, 1997 primarily resulted from repayments of long-term debt.

On December 31, 1997 Dobson Communications made a capital contribution to the Company in the form of assumption of the Company's ICP subsidiary's obligation under a Dobson Communication's credit facility. The amount of such capital contribution was $11.5 million.

Capital expenditures for the nine months ended September 30, 1998 and 1997 were $17.7 million and $4.8 million, respectively. The Company expects its capital expenditures (excluding the purchase price and related costs incurred to consummate the acquisitions) to total approximately $58.1 million for 1998 and approximately $23.5 million for 1999, of which $48.8 million and $15.8 million, respectively, relate to the ICP operations. The capital expenditures will be primarily for the purchase of switches and related equipment and infrastructure enhancements, including the replacement of its OSS and back office systems. The Company currently does not plan to add additional fiber optic lines to its long-haul network, although it will seek to expand to additional cities through interconnection agreements with other carriers. Continued significant capital expenditures for the ICP operations are expected to be made after 1999. The amount and timing of capital expenditures may differ materially from the foregoing estimate depending on numerous factors, including the rate at which the Company expands and develops its networks and customer base, changes in the Company's marketing and capital expenditure plans, the Company's ability to negotiate favorable prices for purchases of equipment and to acquire and integrate necessary OSS and other back office systems, whether the Company consummates additional acquisitions and factors beyond the Company's control, such as economic conditions, competition, market and regulatory developments and availability of capital. In May 1998 the Company entered into a two year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $9.75 million, subject to upward adjustment depending on actual use. In connection with the Zenex Acquisition, the Company entered into a an agreement with WorldCom whereby the Company will lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $36 million. On June 30, 1998, the Company agreed to purchase $25.2 million of switching equipment prior to June 30, 2000 for the Company's recently launched ICP operations. Also on June 30, 1998, the Company agreed to purchase certain customer support services over a 60 month period ending in July 2000 for $13.7 million.

Upon consummation of the American Telco Acquisition, the Company purchased $121 million of Pledged Securities, consisting of U.S. government securities, that will be held as security for the payment of the first six scheduled payments of interest on the Notes. The Pledged Securities will be held by the Trustee as security for the benefit of the holders of the Notes. Upon consummation of the Exchange Offer, the Company will withdraw $4.3 million of the Pledged Securities from the escrow account. The Trustee will hold the Pledged Securities pursuant to an escrow and security agreement pending disbursement.

As of September 30, 1998, the Company had $377.8 million of indebtedness (including $27.8 million of secured indebtedness under the RUS/RTB Facility) and stockholder's deficit of $1.2 million. The RUS/RTB loans have scheduled maturities between 1998 and 2028. Although there can be no assurance, management believes that cash on hand, cash flow from operations and borrowings under the RUS/RTB Facility will be sufficient to fund the replacement of its OSS and the expansion of its business as currently planned, including its negative cash flow from its ICP operations. The Company has and will continue to incur significant increases in expenses associated with these activities which will significantly reduce its Adjusted EBITDA until it can develop and expand its ICP service customer base. In the event that the Company's plans or assumptions change or prove to be inaccurate, or its cash resources prove to be insufficient to fund the Company's growth and operations, or if the Company consummates additional acquisitions, the Company may be required to seek additional sources of capital (or seek additional sources of capital sooner than currently anticipated). The Company may also seek to raise additional capital to take advantage of favorable conditions in the capital markets. Sources of additional capital may include public or private debt or equity financings, including vendor financing. Because of the restrictions in the lending agreements and note indentures of Dobson Communications, capital contributions to the Company will be essentially prohibited. There can be no assurance that any additional financing will be available to the Company, or if available, that it can be obtained on terms acceptable to the Company or within the limitations contained within the Company's financing arrangements, including the Indenture. Failure to obtain such financing could result in the delay or abandonment of some or all of the Company's development or expansion plans and could have a material adverse effect on the Company's business. Such failure could also limit the ability of the Company to make principal and interest payments on its outstanding indebtedness, including the Notes. The Company has no credit facility under which it may borrow for working capital and other general corporate purposes. There can be no assurance that such a facility will be available to the Company in the future or that if such a facility were available, that it would be available on terms and conditions acceptable to the Company.

Recent Accounting Pronouncements

In April 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-5, "Reporting on the Costs of Start-Up Activities," effective for fiscal years beginning after December 15, 1998. The Company adopted this SOP as of January 1, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company recognized a pretax loss of approximately $1.1 million in the first quarter of 1998 as cumulative effect of accounting change as a result of adopting this SOP.

In March 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 as of January 1, 1998. It requires capitalization of the development costs of software to be used internally (e.g. administrative processes). The adoption of this SOP did not materially impact the Company's net income.

Forward-Looking Statements

The description of the Company's plans set forth herein, including the Company's plans and strategies, Year 2000 compliance, its anticipation of revenues from designated markets, the markets for the Company's services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or the Company's performance to differ materially from plans include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to integrate acquired operations with existing operations, to manage its rapid growth successfully and to compete effectively in its ILEC, fiber and ICP businesses against competitors with greater financial, technical, marketing and other resources;

changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; the Company's ability to successfully market its services to current and new customers, interconnect with ILECs, expand or replace its OSS and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

-         Not applicable

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

-         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

-         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

-         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

-        Not applicable

ITEM 5.  OTHER INFORMATION

-        Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (a)       Exhibits

                    The following exhibits are filed as a part of this report:

         Exhibit Number                Description

                    27.1 Financial Data Schedule- Nine Months Ended September 30, 1998
                    27.2 Financial Data Schedule- Nine Months Ended September 30, 1997 (Restated)

          (b)       Reports on Form 8-K

          -         Not applicable

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  December 23, 1998                Logix Communications Enterprises, Inc.
                                        (registrant)


                                        /s/ GEOFFREY M. BOYD
                                        Geoffrey M. Boyd
                                        Executive Vice President
                                        Chief Financial Officer
                                        (principal financial officer)