Form 10-K
period 1998-12-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1999-03-31
CIK 1065458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

  /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-23769

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                             73-1533356
      (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)              Identification No.)

                3555 NW 58TH
                TENTH FLOOR
          OKLAHOMA CITY, OKLAHOMA                         73112
  (Address of principal executive offices)             (Zip Code)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

            Securities registered pursuant to 12(b) of the Act: NONE

            Securities registered pursuant to 12(g) of the Act: NONE

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 1999, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding. The Common Stock is privately held by one holder.

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1998

                               TABLE OF CONTENTS

ITEM NUMBER                                                                                                        PAGE
-----------                                                                                                        -----
                                                          PART I

         1   Business.........................................................................................           3
         2   Properties.......................................................................................          23
         3   Legal Proceedings................................................................................          23
         4   Submission of Matters to a Vote of Security Holders..............................................          23

                                                          PART II

         5   Market for Registrant's Common Equity and Related Stockholder Matters............................          23
         6   Selected Financial Data..........................................................................          24
         7   Management's Discussion and Analysis of Financial Condition and Results of Operations............          26
        7A   Quantitative and Qualitative Disclosure About Market Risk........................................          35
         8   Financial Statements and Supplementary Data......................................................          36
         9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............          57

                                                         PART III

        10   Directors and Executive Officers of the Registrant...............................................          57
        11   Executive Compensation...........................................................................          61
        12   Security Ownership of Certain Beneficial Owners and Management...................................          64
        13   Certain Relationships and Related Transactions...................................................          64

                                                          PART IV

        14   Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................          66

                                     PART I

ITEM 1. BUSINESS

                                    GENERAL

    Logix Communications Enterprises, Inc., together with its subsidiaries ("Logix" or the "Company") is a leading provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwest United States. Since 1936, the Company, through its predecessor and subsidiaries, has provided incumbent local exchange carrier ("ILEC") services in Oklahoma. In addition, Logix operates long-haul fiber optic facilities in Oklahoma, Texas and Colorado, providing wholesale long-haul services. Logix currently offers switch-based services as an integrated communications provider ("ICP") in Oklahoma City, Tulsa, Houston, Dallas, Ft. Worth, San Antonio and Austin. With approximately 200 direct sales professionals, Logix has one of the largest direct sales forces of communications services in the Texas and Oklahoma region.

SERVICES STRATEGY

    The Company's objective is to be the dominant alternative provider of integrated local, long distance and data services packaged with customer premise equipment offerings to small and medium-sized business customers in the Southwest. The Company has developed customer focused strategies to build market share in existing and new markets while utilizing innovative and efficient network deployment techniques to maximize customer satisfaction and financial returns. The principal elements of the Company's services strategy include:

    DELIVERING INNOVATIVE TELECOMMUNICATIONS SOLUTIONS FOR BUSINESS
CUSTOMERS. The Company believes that there is substantial demand from small and medium-sized businesses for bundled telecommunications services provided on a single monthly bill and with a single point of contact for all sales and service. The Company offers under its LOGIX-TM- brand name local, long distance, enhanced data, Internet, and systems integration services to customers with convenient integrated billing through its "DIRECT T-SM-" bundled service offering. The Company believes that its DIRECT T-SM- products allow the Company to improve customer retention, increase sales force productivity and rapidly increase penetration in its target markets. The Company's sales professionals are trained to provide customers with sales and customer service relating to all of the Company's DIRECT T-SM- products. Once a customer contracts with LOGIX-TM-for services, the Company assigns a single account relations manager who has the responsibility of proactively contacting the customer to confirm satisfaction with existing products and to promote new services and programs.

    FOCUSING ON THE SOUTHWEST. In order to leverage its extensive telecommunications networks and long-standing customer and business relationships in the region, the Company continues to focus on the Southwest, initially targeting Oklahoma and Texas. The Company believes that this regional focus will enable it to take advantage of economies of scale in management, network operations, sales and marketing. This regional concentration of the Company's network is also expected to result in improved profit margins based on management's belief that a significant percentage of the Company's customers' telecommunications traffic will originate and terminate within the region.

    In order to accelerate the expansion of its ICP business in Texas, the Company acquired Houston-based American Telco, Inc. and American Telco Network Services, Inc. (collectively, "American Telco") on June 15, 1998, for $131.5 million ("American Telco Acquisition"). As of the closing of the acquisition, American Telco provided long distance and local telecommunications services to approximately 22,400 customers in Houston, Dallas, Fort Worth, San Antonio, and Austin, of which approximately 16,400 were business customers. On June 22, 1998, the Company acquired certain long distance customers and related assets of Zenex Long Distance, Inc. ("Zenex"), an Oklahoma City based reseller of long distance and value added services, for approximately $4.7 million ("Zenex Acquisition"). In connection with the Zenex

Acquisition, the Company entered into a long term contract with WorldCom Network Services, Inc. ("WorldCom") for the resale of long distance services. In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. On November 20, 1998, the Company purchased substantially all of the assets of SysComm Design, Inc. ("SysComm") for $4.1 million (the "SysComm Acquisition"). The SysComm Acquisition increased the Company's customer base and direct sales force in Dallas, Corpus Christi and Houston and expanded the Company's customer premise equipment product line offerings. The Company expects to expand primarily through internal growth, though it will consider acquisitions to extend either its product line, geographic footprint or customer base.

    BUILDING MARKET SHARE THROUGH DIRECT SALES AND SUPERIOR CUSTOMER
SERVICE. The Company believes that the key to revenue growth in its target markets is to acquire customers through direct sales efforts and retain those customers by offering a high level of customer service. The Company believes that servicing the small and medium-sized business market using a consultative, face-to-face sales and service strategy with a single point of contact is a highly effective method of acquiring customers and developing long-term customer relationships. The Company's branch offices provide comprehensive support to the Company's customers. At year end, the Company had approximately 200 direct sales professionals with branch offices located in Oklahoma City, Tulsa, Houston, Dallas, Austin, Ft. Worth, San Antonio and Amarillo which will accelerate the Company's direct sales strategy. The Company expects to expand its direct sales force and open additional branch offices in the Southwest.

    INCREASING PRODUCTIVITY AND EFFICIENCY THROUGH CONTINUED ENHANCEMENT OF
OSS. The Company believes that fully integrated and scalable operations support systems ("OSS") will increase productivity and efficiency and provide a competitive advantage. An integrated approach to OSS will allow the Company to synchronize multiple tasks such as provisioning, order taking, customer service and billing and provide management with timely operating and financial data to allow it to efficiently direct network, sales and customer service resources. The Company currently deploys tailored systems and procedures for its OSS and other back office systems and customer service, and is currently replacing its existing OSS with a fully integrated, scalable system which can be expanded as the Company grows its customer base.

NETWORK STRATEGY

    The Company seeks to efficiently expand its network infrastructure to offer facilities-based services in attractive markets while minimizing its up front capital expenditures. The Company believes that its facilities-based services will enable it to achieve higher gross network margins than could be obtained by reselling such services, accelerate provisioning and to maintain better control over the quality of the services provided to its customers. The principal elements of the Company's network strategy include:

    MAXIMIZING OPERATING MARGINS WITH A TARGETED SERVICE AREA. The Company targets customers within a specified geographic zone surrounding its network infrastructure, thereby controlling the cost of services. By focusing its sales efforts on customers within these zones and bypassing the ILEC's switch and directly connecting these customers to a LOGIX-TM- switch using unbundled loops or high capacity circuits, the Company believes it can generate higher gross margins than could be obtained by reselling ILEC services.

    EMPLOYING ADVANCED REMOTE SWITCHING TECHNOLOGY. As it enters new markets, the Company deploys an advanced network presence ("ANP") unit (i.e., a smaller switch) that is linked via leased lines to the Company's core network. The ANP unit enables the Company to provide digital local and long distance switched services and asynchronous transfer mode ("ATM")-based data services to customers in the market area at significantly lower initial capital costs than are required for a full featured Class V (i.e. a larger) switch. As customer telecommunications traffic warrants, the Company will install a full featured

Class V switch and redeploy the ANP to a new market area. By using ANP units and full featured Class V switches, the Company believes it will have lower operating costs than reselling. This strategy enables the Company to optimize its capital expenditure, rapidly expand into new markets, and generate the operating margins and quality of service provided by dedicated facilities.

    CONTROLLING SERVICE QUALITY. The Company's strategy is to have direct control of the quality of service and responsiveness to its customers by utilizing the Company's own switches and by providing direct connections, which eliminate the reliance on other switching providers, in contrast to reselling.

LEVERAGING EXISTING OPERATIONS AND PROVEN MANAGEMENT TEAM

    The Company believes that its ability to leverage its existing local exchange and fiber operations and to draw upon its senior management's extensive experience and expertise in facilities-based telecommunications services will provide it with a competitive advantage. Everett R. Dobson, the Company's Chairman of the Board and Chief Executive Officer, and Chairman, President and Chief Executive Officer of Dobson Communications Corporation ("Dobson Communications"), the Company's parent, has directed Dobson Communications' rural cellular expansion. Stephen T. Dobson, President of Logix, has operated Logix's ILEC business since 1990 and initiated the Company's expansion into ICP services. William J. Hoffman, Jr., the Company's Chief Operating Officer, joined Dobson Communications in October 1997 from Intermedia Communications, where he was Division Vice President of its Florida markets.

MARKET OPPORTUNITIES

    Historically, businesses throughout the United States have purchased their telecommunication services from different vendors: local services from Regional Bell Operating Companies ("RBOCs"), long distance and wide area data services from interexchange carriers ("IXCs"), internet services from internet service providers, and wireless services from a wireless service providers. The use of multiple vendors and the lack of availability of bundled services have resulted in customers receiving multiple invoices for these services.

    The Company believes that small and medium-sized businesses desire a fully integrated package of services, with one monthly invoice and a single point of contact for all sales and service. The Company further believes that regulatory changes introduced by the Telecommunications Act of 1996, (the "Telecommunications Act"), advances in technology, and its experience and expertise in providing facilities-based communications services place it in a unique position to take advantage of the large telecommunications market in the Southwest United States.

SERVICES

ILEC

    Since 1936, the Company has provided ILEC services and currently owns and operates nine contiguous local exchanges in western Oklahoma and three contiguous local exchanges adjacent to and east of the Oklahoma City metropolitan area. At December 31, 1998 the Company's local telephone exchanges served approximately 13,423 access lines. The Company provides local and long distance telecommunications services with enhanced and value-added calling and billing features.

    The Company's ILEC operations receive high cost support funds ("HCF") from Oklahoma state jurisdictions and the federal universal service funds ("USF") due to factors such as the geographic conditions and subscriber density in the areas in which it provides service. Approximately 36.1%, 35.6% and 31.1% of the Company's ILEC revenues for the years ended December 31, 1996, 1997, and 1998, respectively, were from these two sources. The Company's other primary sources of ILEC revenues consisted of end user and access revenues. End user revenues consist of charges for local service and enhanced services such as call waiting and call forwarding. Access revenue represents amounts charged to IXCs for providing access from the IXC's point of presence to the end user who makes or receives a long distance call.

ICP

    Logix's ICP services include: (i) local exchange services, (ii) enterprise network services, (iii) Internet and intranet services, (iv) intrastate and interstate toll services, (v) private line services, (vi) integration services, and (vii) fiber operation services.

    LOCAL EXCHANGE SERVICES. These include telephone services that connect a customer's telephone or PBX to the public network and provide the customer with access to long distance services, operator and directory assistance services, 911 service, integrated service digital network ("ISDN") services, voice mail and other enhanced local features.

    ENTERPRISE NETWORK SERVICES. These include the switching and transport of digitized data (and voice) over a network designed to provide highly reliable, flexible service and support of many data transmission protocols. The Company's enterprise network services are provided over a network of frame relay and ATM data switches owned and leased by the Company. The Company is also able to provide remote access to businesses providing connectivity to corporate networks.

    INTERNET AND INTRANET SERVICES. The Company offers dedicated access to the Internet and web page hosting, and provides additional services such as intranet services. Examples of the Company's services are listed below:

SERVICE OR FEATURE                                                      DESCRIPTION
---------------------------------------  -------------------------------------------------------------------------
Dedicated Internet Access..............  Connection to the Internet via the Company's data network.

Web Page Hosting.......................  The Company provides Web hosting services.

Intranet Service.......................  The Company provides customers with "private" equivalents of the Internet allowing secure, closed user access to the customer's private web sites, file transfer capabilities, etc.

    INTRASTATE AND INTERSTATE SERVICES. These services include the origination and termination of telephone calls between users in different cities or exchanges. The Company provides these services on a usage basis, utilizing its local/long distance switches, its inter-city network and services provided by other carriers. The Company also offers inbound "800" and "888" long distance services and nationwide calling card services.

    PRIVATE LINE SERVICES. The Company provides dedicated communications channels connecting discreet end points. These non-switched services can be provided to two locations within the same city, or between locations in different cities (interexchange private lines). The Company also provides special access services connecting a customer to an IXC for the purpose of delivering long distance calls to the IXC.

    INTEGRATION SERVICES. These services include initial evaluation of a customer's needs, the provision and custom configuration of network devices, normally located at the customer's premises, which may include any special engineering, installation, or service functions provided by the Company and ongoing maintenance and training.

    FIBER OPERATION SERVICES. The Company provides long-haul transport services in Texas, Oklahoma and Colorado (i) on a wholesale basis as a "carriers' carrier", (ii) to private business and government end-users, and (iii) for other subsidiaries of Dobson Communications. The Company has long-haul service contracts with various long-distance carriers, including AT&T, SWBT, Sprint and NTS Communications,

Inc. ("NTS"). NTS, which, in turn, resells to WorldCom, is the largest customer of the Company's fiber services, accounting for approximately 49%, 41% and 31% of its gross fiber revenue for the years ended December 31, 1996, 1997 and 1998, respectively. The Company also provides services to the State of Oklahoma and Vyvx, Inc.

NETWORK INFRASTRUCTURE

    The Company installed a Nortel DMS 500 supernode switch in Oklahoma City in 1997 for its ICP services in Oklahoma City. Recently, the Company moved all of the ILEC traffic to this DMS 500 switch. In order to accomplish this change, the Company has replaced several ILEC Nortel DMS 10s with remote switching devices ("RSLMs"). The ILEC switches that are being replaced with RSLMs will be decommissioned. At December 31, 1998, the Company also had a DSC DEX-600 long distance switch and a Siemens-Stromberg Carlson DCO local switch in Houston, a Siemens-Stromberg Carlson DCO local switch and two ANPs (Nortel DMS 10s) in Dallas, as well as two ANPs in Austin. At December 31, 1998, the Company was in the process of installing DMS 500s in Dallas, Austin, and Houston to replace the DCOs, the DEX-600, and the ANPs. The Company is also in the process of installing DMS 100s in Tulsa and San Antonio and installing a DMS 10 in Amarillo. All of the new switches that are being installed are expected to be in-service in the second quarter of 1999, at which point the ANPs will likely be relocated to other smaller cities in Texas. Some former American Telco customers utilize call processors which belong to the Company but are located at the customer premises. These call processors have enhanced routing, disaster recovery and accounting features and can be remotely managed by the Company.

    The Company's Interconnection Agreements with SBC Communications, Inc., ("SBC") and GTE Corporation and its affiliates ("GTE") allow it to (i) resell SBC's and GTE's local exchange services in Oklahoma and Texas and (ii) interconnect the Company's network with SBC's and GTE's networks for the purpose of immediately gaining access to all of SBC's and GTE's unbundled network elements. Based on these agreements, the Company is able to deploy its network to enter new markets and offer local exchange services.

    The Company has agreements with various long-haul transport carriers to transport the data and voice signals of its customers through its switches. The Company also enters into agreements with various carriers to provide transmission and termination services for its long distance traffic. Such agreements typically provide for the resale of long distance services on a per minute basis, with some agreements containing minimum volume commitments.

    In connection with the Company's enterprise network services, the Company has been expanding its ATM network by installing ATM data switches, Internet protocol ("IP") nodes, and related equipment in the Southwest. This expanded network will enable the Company to market its enterprise network services to businesses with branch offices throughout the Southwest. The Company will lease additional fiber capacity to connect these ATM switches. Below is a schedule listing all of the Company's switching devices (including the ILEC) that were operational at December 31, 1998:

Voice Switches
  DCO..........................................          2
  DMS 500......................................          1
  DMS 100......................................          0
  DMS 10.......................................         13
  DEX 600......................................          1
  RSLM.........................................         21
                                                        --
Total Voice Switches...........................         38
                                                        --
ATM Switches...................................         14
                                                        --
                                                        --

    The Company operates 819 route miles of long-haul fiber optic facilities. The Company entered the fiber business in 1990 when it joined with AT&T Corporation ("AT&T") to place fiber between Oklahoma City and Amarillo, which links the Company's local exchanges. The Company and AT&T each has its own cable, sharing in all legal rights to the private right-of-way where the cables are located. The Company's cable between Oklahoma City and Amarillo covers approximately 364 route miles and consists of 36 strands of fiber. In 1991, the Company acquired a 20% interest in Forte of Colorado Partnership which has 24 strands of fiber from Springfield, Colorado, to Colorado Springs, approximately 230 miles in length. One of the Company's partners in Forte of Colorado is NTS. To enhance the revenue potential for the above segments, the Company, Forte of Colorado and other segment providers have interconnected their networks and currently offer fiber-based transport services among Albuquerque, Amarillo, Cheyenne, Colorado Springs, Dallas, Denver, Des Moines, El Paso, Kansas City, Las Cruces, Lubbock, Oklahoma City, Omaha, Midland, Wichita and Wichita Falls. Other segment providers have expressed interest in interconnecting to this network and expansion may occur north to Chicago, south to Houston and San Antonio, and east toward Atlanta. There can be no assurance that such expansion will occur to all or any of these cities, or if such expansion does occur, when it may occur or on what terms and conditions. The ILEC operations have 225 route miles consisting primarily of 24 strands of fiber used to connect their RSLMs. While the Company currently has no plans to build significant amounts of additional fiber capacity, it will continually evaluate the economic feasibility of adding limited fiber optic lines in high capacity areas to eliminate costs and/or improve provisioning of services. In addition, the Company may seek to expand its network to additional cities through new interconnection agreements.

SALES AND MARKETING

    The Company believes there is substantial demand from small and medium-sized business for bundled telecommunications services provided with a single monthly bill and a single point of contact. While the Company's customer focus is on small and medium-sized businesses, it also markets to large corporations, financial services companies, government departments and agencies, and academic, scientific and other major institutions.

    The Company's ICP services, are sold through the Company's existing sales force supported by sales engineers, and often in cooperation with agents and value added resellers (independent providers of communications hardware to customers) and other business associates. This approach enables the Company to emphasize the applications solutions aspects of its services and utilize the expertise and resources of other vendors. The Company intends to continue expanding its sales and engineering support staff and other technical specialists in order to meet the expected demand for ICP services.

    The Company's sales force includes specialized professionals who focus on sales to commercial and carrier consumers and alternate channels (agents and value added resellers). The Company's sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and other networking alliances. The Company's sales group also seeks to obtain building entry agreements with owners of multiple office building complexes.

    The Company has approximately 200 sales professionals with branch offices located in Oklahoma City, Tulsa, Amarillo, Houston, Dallas, Austin, Fort Worth and San Antonio. Each branch office is staffed by personnel capable of marketing all of the Company's products and providing comprehensive support to the Company's customers. Deploying this number of sales professionals located at various branch offices in its target markets allows the Company to execute its strategy of face-to-face sales and a single point of contact for all its customers.

    The Company markets its fiber services through its direct and indirect sales force. The Company intends to initiate additional marketing programs to increase its customer base and the use of its fiber network by its existing customers.

    The Company believes that it has a competitive advantage in the market area that it serves because it has the only long-haul fiber network between Oklahoma City and Amarillo, other than AT&T. AT&T's network, however, does not branch off to small communities between Oklahoma City and Amarillo. By expanding its network through interconnect agreements to access other major population centers (including routes which may be attractive to major carriers) and providing high-quality, reliable transmission services on a fixed-cost basis at competitive rates, the Company believes it can increase its fiber revenue.

CUSTOMER SERVICE

    The Company's sales and marketing approach is to build long-term business relationships with its customers, with the intent of becoming the single source provider of all of their telecommunications services. To this end, the Company assigns a dedicated account relations manager to each business account who is responsible for proactively contacting the customer on a monthly basis. These managers ensure that customers are satisfied with their current services and promote new services and programs. Management believes that this activity improves customer retention, enhances penetration within the existing customer base and provides the Company with qualified sales leads through referrals.

    The Company's service delivery staff is primarily responsible for coordinating service and installation activities. Service delivery activities include surveying the site to assess ambient conditions and power, and space requirements, as well as coordinating installation dates and equipment delivery and testing. The Company's customer service and technical staff plans, engineers, monitors and maintains the integrity, quality and availability of the Company's networks. The Company's customer service and technical staff are available to customers 24 hours every day.

COMPETITION

    GENERAL. The telecommunications industry is highly competitive and the Company faces intense current and potential competition with respect to its service offerings. Many of the Company's current and potential competitors have financial, technical, personnel and other resources, including brand name recognition, substantially greater than those of the Company. There has also been, and the Company believes there will continue to be, significant merger and joint venture activity and the creation of strategic alliances within the telecommunications industry that will result in competitors with even greater financial resources and other competitive advantages. In addition, rapidly evolving technology, and new applications of existing technology, may also provide competitors in the Company's markets with significant competitive advantages over the Company. The Company believes that various legislative initiatives, including the Telecommunications Act and certain state initiatives, will facilitate the ability of RBOCs, other ILECs and IXCs to offer bundled services, allowing such entities to leverage their extensive existing networks and provide customers with single source telecommunications services similar to the services provided by the Company. There can be no assurance that the Company will be able to respond to such competitive pressures or that competition will not have a material adverse effect on the Company.

    LOCAL SERVICES. In each of its markets where the Company operates as an ICP, the Company faces significant competition for the local services it offers from RBOCs and other ILECs, which currently dominate their local telecommunications markets. In particular, SBC is the dominant local services provider in most of the markets currently served by the Company. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than those of the Company. As a recent ICP market entrant, the Company has not achieved, and does not expect to achieve in the near future a significant market share for its services.

    In the Texas markets, the Company also faces competition in most markets in which it operates from one or more entities, including Allegiance Telecom, Inc. ("Allegiance"), Caprock Communications Corporation ("Caprock"), e-spire Communications, Inc. ("e-spire"), ICG Communications, Inc. ("ICG"), Intermedia Communications, Inc. ("Intermedia"), Teligent Inc. ("Teligent") and Winstar Communications, Inc. ("Winstar"). Other local service providers may also be initiating operations within one or more of the

Company's service areas. The Company expects long distance carriers, including AT&T, Sprint and WorldCom, to offer local services together with their long distance services in certain markets. At least two of these competitors, AT&T and WorldCom, have entered or announced plans to enter a number of the Company's service areas.

    In addition, the recent trend toward mergers and strategic alliances among RBOCs and larger telecommunications carriers since passage of the Telecommunications Act raises serious questions about the adverse effect of these mergers and alliances upon the development of competition in the telecommunications industry. On March 9, 1999, AT&T consummated its acquisition of Tele-Communications, Inc. In February 1999 the FCC approved the proposed merger of SBC and Ameritech Corporation ("Ameritech") which, if consummated, would reduce the seven original RBOCs to four. This merger would leave one RBOC, SBC, with control of a significant portion of the local exchange and business access lines in the U.S. It also will significantly reduce competition between RBOCs, on some markets such as Ameritech's previously announced plans to launch local service in Texas and St. Louis, Missouri in 1998 and in other markets within SBC's region. At the same time, SBC's competitors have won less than two percent of SBC's market share in its local markets as a whole. SBC already has merged with Pacific Bell and with Southern New England Telecommunications. Two other RBOCs, Bell Atlantic and NYNEX have merged. WorldCom has acquired MFS Communications Co., Inc., Brooks Fiber Properties, Inc. and MCI. AT&T has acquired another ICP, Teleport. In June 1998 Qwest Communications International, Inc. ("Qwest") acquired LCI International Telecom Corporation ("LCI").

    In March 1997 BellSouth Corporation ("BellSouth") and International Business Machines ("IBM") also announced an alliance to provide Internet and intranet services to businesses in the southern United States. In February 1999, SBC announced a strategic alliance with the Williams Corporation relating to transport services.

    The Company also expects certain cable television providers to enter its local service markets. Other potential competitors of the Company include utility companies and wireless telephone systems operators and private networks built by large end-users. The Company cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

    In the market areas where the Company operates as an ILEC, the Company is the sole provider of local services. The Telecommunications Act requires the Company to interconnect its ILEC networks with the networks of other ICPs at rates that are reasonable and non-discriminatory. As a result, other ICPs, including SBC, could negotiate interconnection agreements with the Company and resell or provide as unbundled network elements the Company's local exchange services in its market areas.

    Competition in all of the Company's geographic market areas is based on price, quality, reliability, customer service and responsiveness and service features. The Company has kept its prices at levels competitive with those of the ILECs while providing, in the opinion of the Company, a higher level of service and responsiveness to its customers.

    Although the ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. The ILECs have continued to lower rates, resulting in downward pressure on certain dedicated and switched access transport rates. This price erosion has decreased operating margins for these services. However, the Company believes this effect will be more than offset by the increased revenues available as a result of access to customers provided through interconnection co-carrier agreements and the opening of local exchange service to competition. In addition, the Company believes that lower rates for dedicated access will benefit other services offered by the Company.

    ENHANCED DATA SERVICES. The Company faces competition in its enhanced data services business from ILECs, IXCs, very small aperture terminal ("VSAT") providers, internet service providers ("ISPs"), Internet software providers and others. Many of the Company's existing and potential competitors, such as satellite-based providers, have financial and other resources significantly greater than those of the Company.

    The Company competes with the larger IXCs on the basis of price, service responsiveness and a rapid response to technology and service trends. All of the major IXCs, including AT&T, Sprint and WorldCom offer frame relay services and several of the major IXCs have announced plans to provide Internet services. The Company believes it competes favorably with these providers in its markets, based on the features and functions of its services and its experience and in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but will place increasing pressure on operating margins.

    The Company also competes with VSAT services on the basis of price and data capacity. The Company believes that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT to compete with the frame relay services provided by the Company.

    Many of the ILECs now offer services similar to the Company's enhanced data services, so called "advanced services," but offer RBOCs advanced services only on an intra local access and transport area ("intraLATA") basis. While the ILECs generally cannot interconnect their frame relay networks with each other, the Company has interconnected its frame relay network with those of various ILECs. The Company may also provide, as unbundled network elements, or resell the advanced services of ILECs. As a result, the Company can use certain ILEC services to keep its own costs down when distributing into areas that cannot be more economically serviced on its own network. The Company expects the ILECs to aggressively expand their enhanced data services as regulatory developments permit them to deploy interLATA long distance networks. When the ILECs are permitted to provide such services, they will be in a position to offer single source service similar to that being offered by the Company. In February 1998, the RBOCs, US WEST Communications, Inc. ("US WEST"), Bell Atlantic and Ameritech, petitioned the Federal Communications Commission ("FCC") under
Section 706 of the Telecommunications Act to allow them to build and operate packet- and cell-switched data networks across LATA boundaries, to permit them to carry interLATA data traffic incident to their provision of digital subscriber line services, to not require them to make those data services available on a discounted resale basis, and to not require them to make the non-bottleneck elements of such services available on an unbundled basis. The Company provides or may provide certain services with which these proposed services (or similar services offered by other RBOCs) would compete if these petitions are granted by the FCC. In a proceeding initiated in August 1998, the FCC denied the RBOCs' request for large scale interLATA relief, proposing instead limited modifications of LATA boundaries and the ILECs be relieved of certain connection obligations if advanced services are provided via a separate affiliate and subject to structural and non-discrimination safeguards. This proceeding remains pending.

    LONG DISTANCE. The long distance market has relatively insignificant barriers to entry, high average churn rate, numerous entities competing for the same customers and prices that have declined and are expected to continue to decline. The Company believes that it competes on the basis of price, customer service, accurate billing, clear pricing policies and, to a lesser extent, variety of services. The numerous current and potential competitors in the market include AT&T, Sprint, WorldCom, Excel Communications, Inc. ("Excel"), Qwest, other ICPs, microwave and satellite carriers and private networks owned by large end-users. The Company also may increasingly face competition from firms offering long distance data and voice services over the Internet, which firms could enjoy a significant cost advantage because they currently do not pay carrier access charges or universal service fees.

    RBOCs, such as SBC, are currently allowed to provide interLATA long distance services outside their regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the

RBOCs will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. While some RBOCs have applied for in region, interLATA approval, no such applications have been approved to date. See "--Regulation."

    In providing interexchange services, the Company focuses on quality service and economy to distinguish itself in a very competitive marketplace. The Company has built a loyal customer base by emphasizing its customer service. The additional new services that are offered as the Company implements its local exchange services should further support this position by allowing the Company to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, the Company's cost to provide these services is decreasing as it deploys more local/long distance voice switches and interexchange network facilities.

FIBER

    In providing bulk long-haul fiber capacity the Company's primary competitors are IXC Communications, Inc., Qwest and AT&T. AT&T is the largest supplier of long distance voice and data transmission services in the United States and has a transmission line adjacent to the Company's between Oklahoma City and Amarillo. The Company also competes with other facilities-based IXCs, such as WorldCom and Sprint, all of which have substantially greater financial resources than the Company and a far more extensive transmission network than the Company's network. In Oklahoma, the Company's principal competitor is a subsidiary of SBC. The Company may also face competition from the RBOCs, GTE and others such as electric utilities and cable television companies, including both wireless and satalite.

REGULATION

    OVERVIEW. The Company's services are subject to federal, state and local regulation. The Company, through its subsidiaries, holds various federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carrier services to the extent the carriers provide, originate or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require the Company to obtain licenses, permits or franchises in order to use the public rights of way or obtain zoning approvals necessary to install and operate its networks.

    FEDERAL REGULATION. The Company is categorized as a non-dominant carrier by the FCC, and as a result is subject to relatively limited regulation of its interstate and international services. Tariffing and certain general policies and rules apply, as well as certain reporting requirements, but the Company's rates are not subject to prior FCC approval. The Company has all the operating authority required by the FCC to conduct its long distance business at present. As a non-dominant carrier, the Company may install and operate additional facilities for the transmission of domestic and international interstate communications without prior FCC authorization, except to the extent that radio licenses or international authorizations are required.

    The FCC also imposes prior approval requirements on transfers of control and assignments of radio and microwave licenses and authorizations for the provision of international telecommunications services. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. There can be no assurance that the FCC or third parties will not raise issues with regard to the Company's compliance with applicable laws and regulations.

    The FCC also regulates the interstate access rates charged by ILECs for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. The FCC has recently implemented changes to its interstate access rules that result in restructuring of the access charge system and changes in access charge rate levels. These changes reduce per-minute access charges and substitute new per-line flat-rate monthly charges. These actions, and additional anticipated access charge reductions ordered by regulatory commissions in the future, are expected to reduce access rates, and hence the cost of providing long distance service, especially to business customers. These rules were affirmed by the Eighth Circuit Court of Appeals and further proceedings at the FCC are ongoing. A related FCC proceeding involving price-cap recognition of access charge rates is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit. The full impact of the FCC's new decisions will not be known until those decisions are implemented over the next several years, during which time those decisions may be revised or subject to judicial review. In a related proceeding, the FCC has adopted changes to the methodology by which access has been used in part to subsidize universal telephone service and other public policy goals. Telecommunications providers like the Company must pay a fee calculated as a percentage of their end user gross revenues derived from telecommunication services to support these goals. The full implications of this decision also remain uncertain and subject to change. In addition, the FCC and the courts are considering related questions regarding the applicability of access charge, and universal service fees to Internet service providers. Currently such providers are not subject to these expenses. ILECs and other parties argue that this exemption unfairly advantages Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications. The Company is not in a position to determine how these access and universal service matters will be resolved, and whether or not such resolution will be harmful to its competitive position.

    In October 1996, the FCC adopted an order in which it eliminated the requirement that non-dominant interstate carriers such as the Company maintain tariffs on file with the FCC for domestic interstate services. This order applies to all non-dominant interstate carriers, including AT&T. The order does not apply to the switched and special access services of the RBOCs or other local exchange providers. The FCC order was issued pursuant to authority granted to the FCC in the Telecommunications Act to "forbear" from regulating any telecommunications services provider if the FCC determines that the public interest will be served. Several parties have filed notices for reconsideration of the FCC order and other parties appealed the decision. On February 13, 1997, the U.S. Court of Appeals for the District of Columbia Circuit stayed the implementation of the FCC order pending its review of the order on the merits. Currently, that temporary stay remains in effect.

    If the stay is lifted and the FCC order becomes effective, telecommunications carriers such as the Company may have greater pricing flexibility but will no longer be able to rely on the filing of tariffs with the FCC as a means of providing notice to customers of prices, terms and conditions on which they offer their interstate services. The obligation to provide non-discriminatory, just and reasonable prices remains unchanged under the Communications Act of 1934, as amended by the Telecommunications Act. While tariffs provided a means of providing notice of prices, terms and conditions, the Company intends to rely primarily on its sales force and direct marketing to provide such information to its customers.

    The Telecommunications Act also gives the FCC and state Public Utilities Commission ("PUCs") roles in establishing rules for the implementation of local telephone competition. The Telecommunications Act imposes a variety of new duties on ILECs in order to promote competition in local exchange and access services, and the FCC has authority to develop rules to implement these duties. Some smaller independent ILECs may seek suspension or modification of these obligations, and some companies serving rural areas are exempt from them.

    In that regard, on August 8, 1996, the FCC released the Local Competition Order to implement the interconnection, network unbundling and resale provisions of the Telecommunications Act. The Local Competition Order established rules pursuant to which ILECs interconnect their networks with the networks of competitive local exchange carriers at rates that are reasonable and non-discriminatory. The Local Competition Order also established rules governing the rights of ICPs to obtain and use elements of the ILECs' networks at cost-based rates either to supplement or substitute for alternative local network facilities that the ICP would otherwise be required to install. The Local Competition Order set rules governing competitive local exchange carrier access to wholesale versions of the ILECs' retail local services for resale. The ILECs are required to establish operational support systems so that these services and functionalities can be made available to other carriers on a nondiscriminatory basis. The Local Competition Order also created rules to deal with Reciprocal Compensation for the transport and termination of local telecommunications, non-discriminatory access to rights of way, and related matters. A related FCC order adopted the same day established rules implementing the Telecommunications Act with respect to local and toll dialing parity among competitors; nondiscriminatory access to telephone numbers, operator services, directory assistance and listings, and network information; and reform of numbering administration.

    The Local Competition Order was challenged in the federal courts by GTE, the RBOCs, large independent ILECs and state regulatory commissions. On October 15, 1996, the U.S. Court of Appeals for the Eighth Circuit issued a stay of the implementation of certain of the FCC's rules and on July 18 and October 14, 1997, the Eighth Circuit issued decisions finding that the FCC lacked statutory authority under the Telecommunications Act for a major portion of its rules. The U.S. Supreme Court in January 1999 largely upheld the FCC's rules, but remanded the case for further proceedings on the issue of which ILEC network elements must be made available to competitive local exchange carriers. A number of state commissions, in the interim, have set prices for unbundled network elements that are substantially higher and wholesale discount rates lower for resold services than the Local Competition Order provided on an interim basis. Other FCC rules related to local telephone competition remain the subject of legal challenges.

    For example, many new carriers, including the Company, have experienced problems with respect to the OSS used by new carriers to order and receive network elements and wholesale services from the ILECs. These systems are necessary for new carriers like the Company to provide local service to customers on a timely and competitive basis. The FCC created a task force to examine problems that have slowed the development of local telephone competition.

    In connection with offering local exchange services, the Company has entered into approved interconnection agreements with SBC and GTE in Texas and Oklahoma permitting the Company to (i) resell SBC's and GTE's local exchange services in Oklahoma, Texas, Kansas, Missouri, and Arkansas (ii) interconnect the Company's network with SBC's and GTE's networks for the purpose of exchanging local traffic with ILEC customers, and (iii) immediately gain access to all of SBC's and GTE's unbundled network elements.

    As a general matter, no assurance is possible regarding how quickly or how adequately the Company will be able to take advantage of the opportunities created by the Telecommunications Act.

    The Telecommunications Act also imposes certain duties on non-ILECs, such as the Company. These duties include the obligation to complete calls originated by competing carriers under reciprocal arrangements or through mutual exchange of traffic without explicit payment; the obligation to permit resale of their telecommunications services without unreasonable restrictions or conditions; and the duty to provide dialing parity, number portability, and access to rights of way. The Company does not anticipate that these obligations will impose a material burden on its operations. However, in view of the fact that local telephone competition is still in its infancy and implementation of the Telecommunications Act has just begun, there can be no assurance in this regard.

    The Telecommunications Act also establishes the foundation for substantial new future competition for the Company's long distance operations through elimination or modification of previous prohibitions on the provision of interLATA long distance services by the RBOCs. The RBOCs are now permitted to provide interLATA long distance service outside those states disignated as their "in region states" in which they offer local exchange service ("out-of-region long distance service") upon receipt of any necessary state and/or federal regulatory approvals. They also are allowed to provide long distance services incidental to their cellular and other mobile services within the regions in their in-region states which they also provide local exchange service ("in-region service"). Under the Telecommunications Act, the RBOCs will be allowed to provide in-region interLATA services upon specific approval of the FCC and satisfaction of other conditions, including a checklist intended to facilitate competitive entry into local exchange markets. GTE is permitted to enter the long distance market without regard to limitations by region. GTE is also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on local exchange carriers. SBC and other RBOCs have begun to take actions directed towards obtaining authority from the FCC to offer in-region long distance services in certain of the states in their respective regions. The FCC forced the withdrawal of the first RBOC request for in-region long distance authority to date, and has rejected all subsequent applications. However, there can be no assurance that the RBOCs will be prevented from offering in-region long distance service until local competition is established. If the RBOCs are allowed to enter the long distance market prior to establishing local competition, absent additional safeguards it would remove the incentive RBOCs have to cooperate with the Company's efforts to offer local exchange services.

    The ability of the RBOCs to provide interLATA services will enable them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by RBOCs is expected to reduce the market share of the major long distance carriers, which are the Company's networks' primary customers. Consequently, the entry of the RBOCs into the long distance market may have adverse consequences on the ability of ICPs both to generate access revenues from the IXCs and to compete in offering a package of local and long distance services. To date FCC authority to provide in-region interLATA service has been sought by Ameritech in Michigan, SBC in Oklahoma and BellSouth in South Carolina and Louisiana. In March 1998, the U.S. Court of Appeals for the District of Columbia Circuit affirmed the FCC's denial of SBC's application for long distance authority in Oklahoma. The Department of Justice opposed each of these requests, and the FCC denied them. More RBOC requests to provide in-region interLATA service are expected to be filed with state commissions and the FCC in the near future. SBC has applications pending with state commissions through its in-region states, including Oklahoma. On June 3, 1998, the Texas PUC rejected SBC's application to provide in-region interLATA service. Although SBC can be expected to refile its application with the Texas PUC, this is a significant short-term development for IXCs and ICPs operating in Texas and in neighboring states in SBC's region.

    The FCC has granted ILECs certain flexibility in pricing their interstate special and switched access services. Under this pricing scheme, local exchange carriers may establish pricing zones based on access traffic density and charge different prices for access provided in each zone. The Company anticipates that the FCC will grant ILECs increasing pricing flexibility as the number of interconnection agreements and competitors increases. In a pending rulemaking proceeding scheduled for completion soon, the FCC is expected to announce new and more specific policies regarding the conditions and timing under which ILECs will be eligible for such increased pricing flexibility. This proceeding is presently pending before the U.S. Court of Appeals for the District of Columbia Circuit. There can be no assurance that such pricing flexibility will not place the Company at a competitive disadvantage, either as a purchaser of access for its long distance operations, or as a vendor of access to other carriers or end user customers.

    The Telecommunications Act repeals the telco/cable cross-ownership prohibition and permits ILECs to provide cable television service. Prior to the Telecommunications Act repeal, some ILECs were investing in fiber optic networks on a limited basis through the FCC's "video dialtone" regulatory regime. With the telco/cable cross ownership prohibition removed, ILECs are more likely to invest in fiber optic networks because those facilities will be able to generate a revenue stream previously unavailable on a widespread basis to the ILECs. While ILEC entry into the video market may be a motivating factor for construction of new facilities, these facilities also can be used by an ILEC to provide services that compete with the Company's networks.

    On May 8, 1997, the FCC released the Universal Service Order establishing a significantly expanded federal telecommunications subsidy regime. Pursuant to the Telecommunications Act, the FCC established new subsidies for telecommunications and information services provided to qualifying schools and libraries, for services provided to rural health care providers. The FCC also expanded the federal subsidies to low-income consumers and customers high-cost areas. Providers of interstate telecommunications service, such as the Company, as well as certain other entities, must pay for these programs. The Company's share of these federal subsidy funds will be based on its pro-rata share of intrastate, interstate and international "end user" gross telecommunications revenues. Several parties have appealed the May 8th order. Such appeals have been consolidated and transferred to the U.S. Court of Appeals for the Fifth Circuit where they are currently pending.

    In addition, on May 16, 1997, the FCC released the Access Charge Reform Order revising its access charge rate structure. The new rules substantially increase the costs that local exchange carriers which are subject to the FCC's price cap rules, recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The FCC has stated that this plan will grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC further implements this approach to lowering access charge levels could have a material effect on the Company's ability to compete in providing interstate access services and on the Company's ILEC operations. An October 1997 FCC access charge decision, for example, requires local exchange carriers to provide interexchange carriers with certain information about the number and types of charges they impose on interexchange carriers' presubscribed customers. Several parties have appealed the Access Charge Reform Order.

    The Telecommunications Act potentially affects the Company's ILEC operations. Under previous regulations access charges contained implicit support for high-cost areas. The FCC has initiated proceedings to overhaul the contribution mechanism for federal support revenue. On May 16, 1997, the FCC issued the Access Charge Reform Order that would remove implicit universal service support from access revenues and place more emphasis for such support on HCF/USF. The Eighth Circuit Court of Appeals largely affirmed these rules in August 1998. These rules were affirmed by the Eighth Circuit Court of Appeals and further proceedings at the FCC are ongoing. A related FCC proceeding involving price-cap recognition of access charge rates is currently pending before the U.S. Court of Appeals for the District of Columbia Circuit. To the extent reductions in access charges are not offset by explicit universal service subsidies, this could have a materially adverse effect upon the Company's ILEC operations. Until such time as the appeals of the Universal Service Order and/or Access Charge Reform Order are decided, there can be no assurance of how either of these Orders will be implemented or enforced or what effect the Orders will have on competition within the telecommunications industry generally, or on the competitive position of the Company, in particular.

    A number of ILECs, including SBC and BellSouth, have been contesting whether the obligation to pay reciprocal compensation to ICP's should apply to local telephone calls terminating to ISPs. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local, intrastate calls. Currently, the commissions of 29 states, including Maryland, Michigan, New York, Oklahoma, Tennessee, Texas and Virginia, have ruled that reciprocal compensation arrangements do apply to ISP traffic. On June 16, 1998, a federal district court in Texas denied SBC's appeal of the Texas PUC's decision that local calls to ISPs are entitled to payment of reciprocal compensation. Disputes over the appropriate treatment of ISP traffic are pending in other states. In a February 1999 decision, the FCC affirmed the ISP exemption from interstate access charges, but also determined that Internet traffic is interstate and therefore subject to federal jurisdiction. The FCC did not determine whether calls to ISPs are subject to reciprocal compenstation, and left existing state rules in place. The FCC tentatively concluded that inter-carrier compensation for Internet traffic should be governed prospectively by interconnection agreements negotiated and arbitrated proceeding and its implications for the Company is uncertain, and ILECs reportedly hope that state commissions will revisit their earlier decisions in light of the FCC's determination that Internet traffic is interstate in nature. The Company could be adversely affected by state and federal decisions on this matter.

    STATE REGULATION. The Company is also subject to various state laws and regulations. Most PUCs require providers such as the Company to obtain authority from the commission prior to the initiation of intrastate service. The Company has been certified to provide intrastate telecommunications services in Oklahoma and Texas, Kansas, Missouri, Tennessee, Colorado, Iowa, Michigan, New York, New Jersey, Montana, New Mexico, Florida, North Carolina, South Carolina, Kentucky, Ohio, South Dakota, Georgia, Idaho, Indiana, Maryland, Minnesota, Utah, Virginia, Alabama, Arkansas, Colorado, Georgia, Iowa, Ohio, Tennessee, South Dakota, and Wisconsin. The Company has pending applications in Louisiana, California, The certification permits the Company to provide a range of local communications services, including basic local exchange service, resold inter-exchange service, and competitive access service. In most states, including Texas and Oklahoma, the Company also is required to file tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. The Company also is required to update or amend its tariffs when it adjusts its rates or adds new products, and is subject to various reporting and record-keeping requirements.

    The Company's ILEC subsidiary, Dobson Telephone Company, is subject to the regulatory authority of the OCC, which sets rates, terms and conditions of service, and mandates minimum service and quality of service requirements for telephone companies in Oklahoma. Telephone companies in Oklahoma have elected to be access providers, providing long distance service only between their own exchanges. Interexchange carriers, including SBC, provide all other long distance services for other customers. Logix has received authority to provide competitive local exchange telecommunications services and to resell intrastate long distance services within Oklahoma and has received authority to resell intrastate long distance services within Texas. American Telco has received authority to provide competitive local exchange telecommunication services and to resell intrastate long distance services within Texas.

    Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and incurrence by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. There can be no assurance that state utilities commissions or third parties will not raise issues with regard to the Company's compliance with applicable laws or regulations.

    Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service, to regulate right-of-way use, to promote univeral service, and to impose other regulatory requirements. These statutes and related questions arising from the Telecommunications Act will be elaborated further through rules and policy decisions made by the FCC, courts and PUCs in the process of addressing local service competition issues.

    The Company also will be heavily affected by state commission decisions related to the ILECs. For example, state commissions have significant responsibility under the Telecommunications Act to oversee relationships between ILECs and ICPs with respect to use of the ILECs' network elements and wholesale local services. State commissions arbitrate interconnection agreements between the incumbent local exchange carrier pricing issues in major proceedings now underway. They will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on the ability of the Company to pursue its business plan.

    States also regulate the intrastate carrier access services of the ILECs. The Company is required to pay such access charges to originate and terminate its intrastate long distance traffic. The Company could be adversely affected by high access charges, particularly to the extent that the ILECs do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states also will be developing intrastate universal service charges parallel to the interstate charges created by the FCC. For example, ILECs such as SBC are proposing that states create funds that would be supported by potentially large payments by firms such as the Company based on their total intrastate revenues. Another issue is use by certain ILECs, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to flat rate local service. States also are or will be addressing various intraLATA dialing parity issues that may affect competition. The Company's business could be adversely affected by these or other developments.

    The Company's ILEC operations have been determined by the Oklahoma Corporation Commission ("OCC") to be eligible to receive both federal universal funds and OUSF and HCF funds. The Oklahoma Telecom Act of 1997 ("Oklahoma Telecom Act") specifically provides that eligible local exchange telecommunications service providers are to receive OUSF funding to reimburse them for their reasonable investment and expenses incurred in providing universal services which are not recovered from the federal universal service fund or any other state or federal fund, for infrastructure expenditures or costs incurred in response to facility or service requirements established by governmental mandate and for other purposes deemed necessary by the OCC to preserve and advance universal service. The OCC has promulgated rules to implement the Oklahoma Telecom Act.

    The Company also will be affected by how states regulate the retail prices of the ILECs with which it competes. The Company believes that, as the degree of intrastate competition increases, the states will offer the ILECs increasing pricing flexibility. This flexibility may present the ILECs with an opportunity to subsidize services that compete with the Company's services with revenues generated from non-competitive services, thereby allowing ILECs to offer competitive services at lower prices than they otherwise could. In a related development, certain RBOCs are seeking authority to create ICP affiliates that would operate on a much less regulated basis and therefore could provide significant competition in the business market whether or not the traditional ILEC local business receives more pricing flexibility. The Company cannot predict the extent to which these developments may occur or their impact on the Company's business.

    LOCAL GOVERNMENT AUTHORIZATIONS AND RELATED RIGHTS OF WAY. The Company is required to obtain street use and construction permits and licenses and/or franchises to install and expand its fiber optic networks using municipal rights of way. In some municipalities where the Company has installed or anticipates constructing networks, it will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. There can be no assurance that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the ILECs do not pay such franchise fees or pay fees that are substantially less than those required to be paid by the Company, although the Telecommunications Act requires that in the future such fees be applied in a competitively neutral manner. To the extent that, notwithstanding the Telecommunications Act, competitors do not pay the same level of fees as the Company, the Company could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that the Company remove its facilities or abandon its network in place could have a material adverse effect on the Company. In addition, the Company would be adversely affected if it is unable to obtain additional authorization for new construction on reasonable terms. Furthermore, open issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants. Two favorable federal district court decisions interpreting the Telecommunications Act limit the extent to which Texas localities may impose right-of-way regulations and fees on the Company where the Company resells the services of ILECs and other facilities-based carriers. However, no assurance can be given that these decisions will not be subject to appeal or that future court decisions, either in Texas or other states, will prove favorable to the Company.

    GENERAL. The telecommunications market is in a period of substantial change and uncertainty. As the Telecommunications Act and related FCC and state actions are implemented, new issues are likely to arise that can affect the Company and its business plan. No assurance can be given that future regulatory developments will not have a materially adverse impact on the Company.

    The Telecommunications Act imposes a number of other regulatory requirements on the Company. The Act restricts a telecommunications carrier's use of customer proprietary network information, which may impose burdens on the Company's current marketing activities. The Act also requires telecommunications carriers to make their services accessible to persons with disabilities. The Act also restricts the manner in which telecommunications carriers obtain consent to change a customers primary interexchange/long distance carrier. These requirements, and others, could subject the Company to additional costs.

EMPLOYEES AND AGENTS

    As of December 31, 1998, the Company had approximately 740 employees. In addition, the Company also enters into agreements with independent sales agents to market its products. None of the Company's employees are represented by a labor organization, and the Company considers its employee relations to be good.

CERTAIN TERMS

    ACCESS--Telecommunications services that permit long distance carriers to use local exchange facilities to originate and/or terminate long distance service.

    ACCESS CHARGE REFORM ORDER--An order released by the FCC on May 16, 1997 that revised its access charge structure.

    ANP--Advanced network presence.

    ACCESS CHARGES--The fees paid by long distance carriers to local exchange carriers for originating and terminating long distance calls on their local network.

    ADVANCED NETWORK PRESENCE UNIT ("ANP")--A unit that links the Company's leased lines to its switches and enables the Company to provide digital local and long distance switch services and ATM-based data services in a market area.

    ALLEGIANCE--Allegiance Telecom, Inc.

    AMERICAN TELCO--collectively, American Telco, Inc. and American Telco Network Services, Inc.

    AMERICAN TELCO ACQUISITION--The acquisition of American Telco, Inc. and American Telco Network Services, Inc. by Logix Communications Enterprises, Inc.

    AMERITECH--Ameritech Corporation.

    AT&T--AT&T Corporation.

    ATM (ASYNCHRONOUS TRANSFER MODE)--A switching and transmission technology that is one of a general class of packet technologies that relay traffic by way of an address contained within the first five bits of a standard 53 bit-long packet or cell. ATM-based packet transport was specifically developed to allow switching and transmission of mixed voice, data and video (sometimes referred to as "multimedia" information) at varying rates. The ATM format can be used by many different information systems.

    BELL ATLANTIC--Bell Atlantic Corporation.

    BELLSOUTH--BellSouth Corporation.

    CAPROCK--Caprock Communications Corporation.

    CENTRAL OFFICES--The switching centers or central switching facilities for the Company and other CLECs and/or ILECs.

    CLASS V SWITCH(ES)--Central office switching system operated by local telephone companies.

    CO-LOCATION--The ability of a competitor carrier to connect its network to the local exchange carrier's central offices. Physical co-location occurs when a competitor carrier places its network connection equipment inside the local exchange company's central offices. Virtual co-location is an alternative to physical co-location pursuant to which the local exchange company permits a competitor carrier to connect its network to the local exchange company's central offices on comparable terms, even though the competitor carrier's network connection equipment is not physically located inside the central offices.

    CTIA--Cellular Telecommunications Industry Association.

    DIGITAL--A method of storing, processing and transmitting information through the use of distance electronic or optical pulses that represent the binary digits 0 and 1. Digital transmission and switching technologies employ a sequence of these pulses to represent information as opposed to the continuously variable analog signal. The precise digital numbers minimize distortion (such as graininess or snow in the case of video transmission, or static or other background distortion in the case of audio transmission).

    DIRECT T-SM---Bundled services and integrated billing offered under its LOGIX brand name.

    DS3 OR DIGITAL SERVICES LEVEL 3--The equivalent of 28 T-1 fiber optic channels, a standard unit of measurement in the industry.

    DOBSON COMMUNICATIONS--Dobson Communications, Inc., the Company's parent.

    E'SPIRE--e'spire Communications, Inc. (formerly known as American Communications Services, Inc.)

    EXCEL--Excel Communications, Inc.

    FCC--Federal Communications Commission.

    GTE--GTE Corporation and its affiliates.

    HCF--High cost support funds.

    IBM--International Business Machines Corporation.

    ICG--ICG Communications, Inc.

    ICP--Integrated communications provider.

    ILEC--Incumbent local exchange carrier.

    INTERCONNECTION--Interconnection of facilities between or among local exchange carrier, including potential physical co-location of one carrier's equipment in the other carrier's premises to facilitate such interconnection.

    INTERCONNECTION AGREEMENT--The Company's interconnection agreements with SBC and GTE.

    INTEREXCHANGE CARRIER, OR IXC--Usually referred to as long distance providers. Long distance carriers provide services between local exchanges on an interstate or intrastate basis. A long distance carrier may offer services over its own or another carrier's facilities. There are many facilities-based IXCs, including, AT&T, MCI, WorldCom, Sprint and IXC Communications, Inc., as well as many resellers that are authorized to provide IXC service.

    INTERLATA--Telecommunications services originating in one LATA and terminating in another LATA.

    INTERMEDIA COMMUNICATIONS--Intermedia Communications, Inc.

    INTRALATA--Telecommunications services originating and terminating in the same LATA.

    IP--Internet protocol.

    ISDN--Integrated service digital network.

    ISP (INTERNET SERVICE PROVIDER)--A company that provides subscribers basic access to the Internet, along with additional services that may include E-mail, site hosting, web page development, and other Internet-related services, along with technical support of these services.

    LATA (LOCAL ACCESS AND TRANSPORT AREA)--A geographic area composed of contiguous local exchanges, usually but not always within a single state. There are approximately 200 LATAs in the United States.

    LCI--LCI International Telecom Corporation.

    LOCAL COMPETITION ORDER--Adoption by the FCC on August 8, 1996 of rules and policies which implemented the local competition provisions of the Telecommunications Act.

    LOGIX-TM---The brand name under which the Company 's subsidiary, Logix Communications Corporation, offers bundled services and integrated billing.

    LOCAL EXCHANGE--A geographic area determined by the local exchange carrier in which calls generally are transmitted without toll charges to the calling or called party.

    LOCAL EXCHANGE CARRIER OR LEC--A company providing local telephone services, including the RBOCs, GTE and independent companies such as the Company.

    MCI--MCI Communications Corporation.

    NTS--NTS Communications, Inc.

    NYNEX--NYNEX Corporation.

    OCC--Oklahoma Corporation Commission.

    OKLAHOMA TELECOM ACT--Oklahoma Telecommunications Act of 1997.

    OSS--Operations support systems.

    OTA--Oklahoma Telephone Association.

    OUSF--Oklahoma Universal Service Fund.

    PACIFIC BELL--A subsidiary of SBC.

    PRICE CAP LECS--Local exchange carriers subject to FCC's price cap rules.

    "PUC" OR "PUBLIC UTILITIES COMMISSION"--A state regulatory body, established in most states, which regulates utilities, including telephone companies providing intrastate services.

    QWEST--Qwest Communications International Inc.

    RBOC(S)--The five remaining of the seven original Regional Bell Operating Companies established by the Department of Justice's 1982 breakup of the Bell System. The 1982 breakup created two distinct segments of telecommunication service: local and long distance.

    RECIPROCAL COMPENSATION--Compensation paid by a local carrier for termination of a local call on the network of a competing carrier which is obligated to pay a comparable charge to terminate traffic on the network of the first carrier. Reciprocal compensation is distinct from the one-way access charges by which IXCs compensate LECs for originating and terminating traffic.

    RESALE--Resale by a provider of telecommunications services (such as a local exchange carrier) of such services to other providers or carriers on a wholesale or a retail basis.

    RUS/RTB FACILITY--Loan agreements between and among Dobson Telephone, the United States of America, Rural Utilities Services ("RUS") and the Rural Telephone Bank ("RTB").

    SBC--SBC Communications, Inc.

    SENIOR NOTES--The Company's 12 1/4% Senior Notes due 2008.

    SPRINT--Sprint Corporation.

    SOUTHERN NEW ENGLAND TELECOMMUNICATIONS--Southern New England
Telecommunications Corporation.

    SWBT--Southwestern Bell, a subsidiary of SBC.

    SWITCH--Sophisticated computer that accepts instructions from a caller in the form of a telephone number. Like an address on an envelope, the numbers tell the switch where to route the call. The switch opens or closes circuits or selects the paths or circuits to be used for transmission of information. Switching is a process of interconnecting circuits to form a transmission path between users. Switches allow local telecommunications service providers to connect calls directly to their destination, while providing advanced features and recording connection information for future billing.

    TELECOMMUNICATIONS ACT--The Telecommunications Act of 1996.

    SYSCOMM--SysComm Design, Inc., a Texas based customer premise equipment lessor and supplier.

    SYSCOMM ACQUISITION--The Company's acquisition of substantially all of the assets of SysComm for $4.1 million.

    TELEPORT--Teleport Communications Group, Inc.

    TELIGENT--Teligent Inc.

    UNBUNDLED NETWORK ELEMENTS--Elements of a telecommunications services provider's network, including network facilities, equipment, features, functions and capabilities.

    UNIVERSAL SERVICE ORDER--An order released by the FCC on May 8, 1997 which established an expanded federal universal service subsidy regime.

    US WEST--US WEST Communications, Inc.

    USF--Universal service funds.

    VSAT--Very small aperture terminal with a low band width.

    WILLRUSS--WillRuss Limited Liability Company, owner of the building from which the Company leases its headquarters.

    WINSTAR--Winstar Communications, Inc.

    WORLDCOM--WorldCom Network Services, Inc.

    WRTA--Western Rural Telephone Association.

    ZENEX ACQUISITION--The Company's acquisition of certain long distance customers and related assets of Zenex for approximately $4.7 million.

    ZENEX--Zenex Communications, Inc., an Oklahoma City based reseller of long distance and value-added services.

ITEM 2. PROPERTIES

    Logix maintains its corporate headquarters in Oklahoma City, Oklahoma. The Company leases this space, which is approximately 30,000 square feet, at a monthly rental of $25,000. The Company also owns 32 switch sites and leases 19 sales and administrative offices and seven switch sites at aggregate annual rentals of approximately $1.5 million. The Company anticipates that it will review these leases from time to time and may, in the future, lease or acquire new facilities as needed. The Company expects to lease or purchase additional sales and administrative office spaces and switch sites in connection with the expansion of its business. The Company does not anticipate that it will encounter any material difficulties in meeting its future needs for any leased space.

ITEM 3. LEGAL PROCEEDINGS

    The Company is not currently involved in any pending legal proceedings that individually or in the aggregate are material to the Company. The Company is a party to routine filings and customary regulatory proceedings with the FCC, OCC and other state PUCs relating to its operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for the Company's Common Stock. As of March 15, 1999, Dobson Operating Company, a subsidiary of Dobson Communications, was the only shareholder of the Company's Common Stock. The Company sold no equity securities during 1998.

    During 1998, the Company granted options to 13 persons to purchase an aggregate of 1,652,500 shares of the Company's common stock pursuant to the Company's stock option plan. Each of the persons to whom the options were granted was a key employee, director or officer of the Company, and each person represented that the shares to be acquired upon exercise of the option would be acquired for investment and not with a view to distribution. The Company relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of such options.

    On June 12, 1998, the Company issued $350 million aggregate principal amount of its 12 1/4% Senior Notes due 2008 (the "Senior Notes") in exchange for $350 million in cash. All of the notes were issued pursuant to the exemption provided by Section 4(2) of the Securities Act of 1933, as amended. The initial purchasers resold the Notes in reliance upon Rule 144A promulgated under the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

    The following table sets forth certain historical consolidated financial data for Logix. The selected consolidated financial data as of and for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 were derived from the Company's audited consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. The historical consolidated financial data should be read in conjunction with Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations and the Company's audited consolidated financial statements and the related notes thereto included in Item 8, Financial Statements and Supplementary Data.

                                                                      YEAR ENDED DECEMBER 31,
                                                      --------------------------------------------------------
                                                        1994         1995        1996       1997       1998
                                                      ---------  ------------  ---------  ---------  ---------
                                                              ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Revenue:
    ILEC............................................  $  12,316  $     13,697  $  14,365  $  15,361  $  15,604
    ICP(3)..........................................      1,555         2,568      3,543      4,816     52,099
                                                      ---------  ------------  ---------  ---------  ---------
      Total revenue.................................     13,871        16,265     17,908     20,177     67,703
  Operating expenses:
    Cost of service.................................      2,195         2,471      2,823      3,269     41,879
    Selling, general and administrative.............      6,158         6,532      7,815      8,735     33,539
    Depreciation and amortization...................      3,649         4,124      4,479      4,931     12,387
                                                      ---------  ------------  ---------  ---------  ---------
      Total operating expenses......................     12,002        13,127     15,117     16,935     87,805
                                                      ---------  ------------  ---------  ---------  ---------
  Operating income (loss)...........................      1,869         3,138      2,791      3,242    (20,102)
  Interest expense..................................     (1,775)       (1,980)    (2,194)    (2,459)   (25,906)
  Interest income...................................          5             5         --         15      5,794
  Other income (expense), net.......................       (258)         (272)       (83)        88        142
                                                      ---------  ------------  ---------  ---------  ---------
  Income (loss) before income taxes, extraordinary
    items and cumulative effect of change in
    accounting principle............................       (159)          891        514        886    (40,072)
  Income tax (provision) benefit....................         49          (391)      (183)      (337)     1,271
                                                      ---------  ------------  ---------  ---------  ---------
  Income (loss) before extraordinary items and
    cumulative effect of change in accounting
    principle.......................................       (110)          500        331        549    (38,801)
  Extraordinary item, net of income taxes(1)........         --            --         --       (217)        --
                                                      ---------  ------------  ---------  ---------  ---------
  Income (loss) before cumulative effect of change
    in accounting principle.........................       (110)          500        331        332    (38,801)
  Cumulative effect of change in accounting
    principle, net of income taxes(2)...............         --            --         --         --       (699)
                                                      ---------  ------------  ---------  ---------  ---------
  Net income (loss).................................  $    (110) $        500  $     331  $     332  $ (39,500)
                                                      ---------  ------------  ---------  ---------  ---------
                                                      ---------  ------------  ---------  ---------  ---------
  Basic net income (loss) per common share:
    Before extraordinary expense....................      (.002)         .007       .005       .008      (.545)
    Extraordinary expense...........................         --            --         --      (.003)        --
    Cumulative effect of change in accounting
      principle.....................................         --            --         --         --      (.009)
                                                      ---------  ------------  ---------  ---------  ---------
                                                      $   (.002) $       .007  $    .005  $    .005  $   (.554)
                                                      ---------  ------------  ---------  ---------  ---------
                                                      ---------  ------------  ---------  ---------  ---------

  Basic weighted average common shares
    outstanding.....................................  71,250,000   71,250,000  71,250,000 71,250,000 71,250,000
                                                      ---------  ------------  ---------  ---------  ---------
                                                      ---------  ------------  ---------  ---------  ---------

                                                                                  YEAR ENDED DECEMBER 31,
                                                                   -----------------------------------------------------
                                                                     1994       1995       1996       1997       1998
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                                     ($ IN THOUSANDS)
OTHER FINANCIAL DATA:
  Adjusted EBITDA(4):
    ILEC.........................................................  $   4,791  $   5,550  $   5,532  $   7,031  $   8,414
    ICP..........................................................        727      1,712      1,738      1,142    (16,129)
                                                                   ---------  ---------  ---------  ---------  ---------
      Total......................................................  $   5,518  $   7,262  $   7,270  $   8,173  $  (7,715)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
  Income (loss) before income taxes extraordinary items and
    cumulative effect of change in accounting principle
    ILEC.........................................................  $     481  $     894  $     925  $   2,475  $   4,662
    ICP..........................................................       (640)        (3)      (411)    (1,589)   (44,734)
                                                                   ---------  ---------  ---------  ---------  ---------
      Total......................................................  $    (159) $     891  $     514  $     886    (40,072)
                                                                   ---------  ---------  ---------  ---------  ---------
                                                                   ---------  ---------  ---------  ---------  ---------
  Cash flow provided by (used in):
    Operating activities.........................................  $   2,459  $   3,659  $   6,349  $   3,704  $ (10,815)
    Investing activities.........................................     (5,337)    (4,191)    (5,485)    (3,460)  (195,751)
    Financing activities.........................................      3,299       (239)      (619)      (619)   237,988
    Capital expenditures.........................................  $   2,648  $   2,357  $   3,902  $   5,442  $  55,220

OTHER DATA (AT PERIOD END):
  Access lines...................................................     11,322     11,806     11,959     12,724     52,265
  Route miles(5).................................................        485        661        690        692        819
  Fiber miles(6).................................................     10,817     14,285     14,633     14,698     21,186
  Switches.......................................................         34         34         34         35         38

                                                                                                    DECEMBER 31,
                                                                                                        1998
                                                                                                  -----------------
                                                                                                  ($ IN THOUSANDS)
BALANCE SHEET DATA:
  Cash and cash equivalents.....................................................................      $  31,675
  Property, plant and equipment, net............................................................         89,508
  Total assets..................................................................................        392,421
  Total debt....................................................................................        377,638
  Stockholder's deficit.........................................................................        (19,423)

------------------------------

(1) Extraordinary items reflect expense associated with early extinguishment of debt, net of income tax benefit.

(2) Cumulative effect of change in accounting principle reflects the charge taken, net of income tax benefit, as a result of the implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," effective January 1, 1998.

(3) ICP revenue includes network management services provided to affiliates of Logix. These services accounted for $100,000, $67,000, $113,000, $124,000, and $112,000 of ICP revenue in 1994, 1995, 1996, 1997, and 1998, respectively.

(4) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items, and changes in accounting principles. Adjusted EBITDA is provided because it is a measure commonly used in the industry and by the Company to assess a company's operating performance and its ability to incur or service debt. In addition, the indenture governing the Notes contains certain covenant requirements that are based on Adjusted EBITDA. Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and should not be construed as an alternative to net income, as a measure of performance, or to cash flows, as a measure of liquidity. Adjusted EBITDA, as measured by the Company, may differ significantly from similarly named measurements of other companies and, as a consequence, may not provide any degree of reliable comparability. The calculation of Adjusted EBITDA does not include the Company's commitments for capital expenditures or payments of debts and should not be deemed to represent funds available to the Company.

(5) Route miles refers to the number of miles over which fiber optic cables are installed.

(6) Fiber miles refers to the number of route miles multiplied by the number of fibers installed along that path.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    Logix is a leading provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout the Southwest United States. Since 1936, the Company has provided incumbent local exchange carrier ("ILEC") services in Oklahoma. In addition, Logix operates long-haul fiber optic facilities in Oklahoma, Texas, and Colorado, providing wholesale long-haul services. Logix currently offers switch-based services as an integrated communications provider ("ICP") services in Oklahoma City, Tulsa, Houston, Dallas, Ft. Worth, San Antonio, and Austin.

REVENUE

    ILEC OPERATIONS. The Company's predecessor began providing ILEC services in 1936, and the Company currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. As of December 31, 1996, 1997 and 1998, the ILEC operations served 11,959, 12,633, and 13,423 access lines, respectively. Logix's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by IXCs for providing access from the IXCs point of presence to the end user who makes or receives a long distance call; and (iii) support revenue, which is paid by federal and state agencies to companies, such as Logix, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal.

    Support revenue, which consists of HCF funds from state agencies and USF funds from federal and state agencies, accounted for approximately 36.1%, 35.6%, and 31.1% of Logix's revenue from its ILEC operations, or $5.2 million, $5.5 million, and $4.9 million, for the years ended December 31, 1996, 1997, and 1998, respectively.

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

    ICP OPERATIONS. The Company began offering facilities-based ICP services in October 1997 and currently provides these services to customers in major markets in Oklahoma and Texas. The Company's ICP operation generates revenue from local exchange, long distance, enhanced data, Internet, intranet and extranet services, private line, integration services and fiber operation services. As of December 31, 1998, the Company's ICP operations served 38,842 access lines. The Company typically obtains a one-year contract with minimum monthly usage from its business ICP customers.

    ICP revenue includes network management services provided to Company affiliates. Network management services accounted for $113,000, $124,000 and $112,000 of ICP revenue in 1996, 1997 and 1998, respectively. ICP revenues also include revenue from fiber services, which are generated from three different sources of long-haul transport services including: (i) "carrier's carrier" services, (ii) private businesses and government agencies network services, and
(iii) services for Dobson Communications' other subsidiaries.

    For the years ended December 31, 1996, 1997, and 1998, approximately 49%, 41% and 31%, respectively, of Logix's gross fiber revenue was attributable to NTS and approximately 34%, 25% and 33%, respectively, of its fiber revenue was attributable to Dobson Communications' other subsidiaries. The total number of DS3 equivalent fiber lines leased as of December 31, 1996, 1997, and 1998 were 46, 53, and 94, respectively.

    Although the Company currently has excess capacity and does not currently plan to construct any significant amount of additional fiber optic mileage, the Company will seek to expand its network through interconnect agreements to access other major population centers (including routes which may be attractive to major carriers). The Company believes that the pricing of fiber for its route may decline over the next few years as pricing is declining in the industry generally. However, the Company believes that pricing declines will be modest on its route due to its short distance and unique nature with relatively few competing providers.

    The Company incurred operating losses and negative cash flows from operations and Adjusted EBITDA related to its ICP services in 1998. Such negative cash flows from operations and Adjusted EBITDA are expected to continue until Logix develops and expands its ICP operations and subscriber base. These losses were primarily a result of selling, general and administrative ("SG&A") expenses. As a result of the continued expansion of its ICP operations, the Company will continue to incur significant increases in expenses associated with these activities. The Company also expects that the addition of ICP services will have an adverse impact on its combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on its ILEC operations.

    The Company offers ICP services at prices that are competitive to the ILECs. The Company believes that while pricing is an important element in the marketing of their services, small and medium-sized businesses are also focused on the benefits from customer care, bundled telecommunications services with one point of contact for sales and service, and consistent quality of service when making their purchase decisions.

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

COSTS AND EXPENSES

    The Company's primary expense categories include cost of service, SG&A, and depreciation and amortization.

    Cost of service for Logix's ILEC operations consists primarily of costs associated with operating and maintaining the Company's facilities.

    Cost of service for the ICP operations consists of fixed costs for leased lines, the variable costs of transport origination, termination and access services provided through ILECs and other telecommunications companies, and internal costs associated with operating and maintaining the Company's facilities.

    The Company intends to deploy digital switching platforms with local and long distance capability and initially lease fiber trunking capacity from ILECs and CLECs to connect the Company's switches with its transmission equipment co-located in ILEC central offices. The Company will lease unbundled loop and high capacity digital lines from the ILECs to connect its customers and other carriers' networks to the Company's network. These charges vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for co-location. The Company will use its own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The Company may be obligated to pay underutilization charges in the event it over-estimates its requirements; however, in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. Also, the Company will need to increase the capacity of its switches and add additional ANP devices and switches as market demand warrants.

    SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel, and network maintenance. Selling expenses include commissions for the Company's sales program. Commissions are paid to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers. As the Company's customer base grows, and as the Company continues to expand into new geographic markets, adds new sales offices and facilities and enlarges its current product offerings, the cost of services and SG&A are expected to increase substantially.

    Depreciation and amortization relates primarily to switching equipment, facilities, computers and software, and goodwill, and is expected to increase as the Company incurs significant capital expenditures to install additional switches.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE. For the year ended December 31, 1998, total revenue increased $47.5 million, or 235.5% to $67.7 million from $20.2 million in 1997. The following table sets forth the components of the Company's revenue for the years ended December 31:

                                                      1997       1998
                                                    ---------  ---------
                                                      ($ IN THOUSANDS)
ILEC..............................................  $  15,361  $  15,604
ICP...............................................      4,816     52,099
                                                    ---------  ---------
                                                    $  20,177  $  67,703
                                                    ---------  ---------
                                                    ---------  ---------

    ILEC. ILEC revenue increased $.2 million, or 1.6%, to $15.6 million in 1998, compared to $15.4 million for the year ended December 31, 1998, due primarily to an increase in toll charges and an increase in the number of access lines from 12,633 as of December 31, 1997, to 13,423 as of December 31, 1998.

    ICP. ICP revenue increased $47.3 million to $52.1 million for the year ended December 31, 1998, from $4.8 million for 1997, primarily due to the acquisition of American Telco combined with growth in local and long distance revenue, equipment sales, and fiber operation revenue. Excluding the acquisition of American Telco, revenue growth was principally due to access line growth, increases in the number of long distance minutes of use sold, increased equipment sales, and increased sales by the company's fiber operations. Fiber revenues grew by approximately 29.3% primarily due to the addition of new customers. At December 31, 1998, the total number of leased fiber lines was equivalent to 94 DS3s compared to 53 DS3s equivalents at December 31, 1997.

    COST OF SERVICE. For the year ended December 31, 1998, the total cost of service increased $38.6 million, to $41.9 million from $3.3 million in the comparable period of 1997.

    The following table sets forth the components of the Company's cost of service for the years ended December 31:

                                                       1997       1998
                                                     ---------  ---------
                                                       ($ IN THOUSANDS)
ILEC...............................................  $   1,868  $   1,961
ICP................................................      1,400     39,917
                                                     ---------  ---------
    Total..........................................  $   3,268  $  41,878
                                                     ---------  ---------
                                                     ---------  ---------

    ILEC. Cost of ILEC service increased $.1 million, or 5.0%, to $2.0 million for the year ended December 31, 1998, from $1.9 million for the year ended December 31, 1997.

    ICP. Cost of ICP service increased $38.5 million to $39.9 million for the year ended December 31, 1998, from $1.4 million for 1997 due to increased engineering costs related to the decommissioning of the ILEC DMS-10S and installation of remotes to switch the ILEC traffic off of the ICP Oklahoma City DMS-500. The increase was primarily due to the acquisition of American Telco combined with increases in wholesale local, long distance, and equipment charges. Excluding the acquisition of American Telco, wholesale cost increases were due to growth in the number of access lines and long distance minutes of use sold combined with increases in equipment sales. Included in ICP cost of service is $.1 million of costs related to network management services provided to affiliates of Dobson Communications during 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1998, SG&A costs increased $24.8 million, or 284.0%, to $33.5 million compared to $8.7 million for the year ended December 31, 1997. The increase was primarily due to increased revenue combined with the acquisition of American Telco combined with increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations. Total employees increased from 107 at December 31, 1997, to 743 at December 31, 1998. American Telco had approximately 300 employees when the Company acquired it in June 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1998, depreciation and amortization expense increased $7.5 million, or 151.2%, to $12.4 million from $4.9 million for the year ended December 31, 1997. The ILEC segment's depreciation remained relatively consistent from 1997 to 1998 with a $.2 million decrease to $3.1 million, from $3.3 million. The ICP segment's depreciation and amortization expense increased $7.6 million, from $1.7 million, to $9.3 million. This increase is primarily a result of depreciation and amortization on assets purchased for the Company's recently launched Logix business and assets acquired, including goodwill, in its acquisition of American Telco.

    OPERATING INCOME (LOSS). As a result of the items discussed above, operating income for the year ended December 31, 1998, decreased $23.3 million to a loss of $20.1 million from an income of $3.2 million in 1997.

    INTEREST INCOME. Interest income for the year ended December 31, 1998 increased $5.8 million, to $5.8 million from a minimal amount earned for the year ended December 31, 1997. The increase in interest income was attributable to funds held in escrow and cash on hand from the issuance of the 12 1/4% Senior Notes due 2008.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1998 increased $23.4 million, to $25.9 million from $2.5 million for the year ended December 31, 1997. The ILEC segment's interest expense remained consistent at $1.3 million in 1997 and 1998. The ICP segment's interest expense increased $23.4 million, to $24.6 million in 1998, from $1.2 million in 1997. The increase related to increased interest expense as a result of the issuance of the Senior Notes.

    INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS. As a result of the items discussed above, income before income taxes and extraordinary items, decreased $41.0 million to a loss of $40.1 million from an income of $.9 million in 1997.

    ILEC. Income before income taxes and extraordinary items from the Company's ILEC operations increased $2.2 million to $4.7 million for the year ended December 31, 1998 from $2.5 million in 1997. This is primarily due to increased revenue combined with decreased SG&A costs applicable to the ILEC business as a result of the separation of the ILEC business from Dobson Communications and changes in the allocation procedures for certain management expenses.

    ICP. Income before income taxes and extraordinary items from the Company's ICP operations decreased $43.1 million to a loss of $44.7 million for 1998 from a loss of $1.6 million in 1997. This is a result of increased SG&A from the start up of the ICP operations and increased depreciation and interest expense related to funding the American Telco Acquisition.

    EXTRAORDINARY EXPENSE. Extraordinary expense in 1997 of $.2 million is due to the write-off of deferred debt costs associated with the the Company's fiber operations.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

    YEAR ENDED DECEMBER 31, 1997, COMPARED TO YEAR ENDED DECEMBER 31, 1996

    REVENUE. For the year ended December 31, 1997, total revenue increased $2.3 million, or 12.7%, to $20.2 million from $17.9 million in 1996. The following table sets forth the components of Logix's revenue for the years ended December 31:

                                                      1996       1997
                                                    ---------  ---------
                                                      ($ IN THOUSANDS)
ILEC..............................................  $  14,365  $  15,361
ICP...............................................      3,543      4,816
                                                    ---------  ---------
                                                    $  17,908  $  20,177
                                                    ---------  ---------
                                                    ---------  ---------

    ILEC. ILEC revenue increased $1.0 million, or 6.9%, to $15.4 million for 1997 compared to $14.4 million for 1996 due primarily to a $.3 million increase in support revenue, an increase in toll charges and an increase in the number of access lines from 11,959 as of December 31, 1996 to 12,633 as of December 31, 1997.

    ICP. The Company launched its LOGIX-TM- operations in October 1997, generating $.2 million of revenue. Of the $.2 million, $.1 million of service revenue primarily related to equipment, local and long distance sales, and $.1 million relates to network management services provided to affiliates of Dobson Communications. The remaining $4.6 million in 1997 relates to revenue from the Company's fiber operations, as compared to $3.4 million in 1996. The increase in fiber revenues of 33.8% is due primarily to the addition of a new customer that generated $.7 million of revenue and additional revenue of $.5 million from existing customers in 1997. At December 31, 1997, the number of leased fiber lines was equivalent to a total of 53 DS3s compared to 46 at December 31, 1996.

    COST OF SERVICE. For the year ended December 31, 1997, the total cost of service increased $.5 million, or 15.8%, to $3.3 million from $2.8 million in 1996.

    The following table sets forth the components of the Company's cost of service for the years ended December 31:

                                                        1996       1997
                                                      ---------  ---------
                                                        ($ IN THOUSANDS)
ILEC................................................  $   1,877  $   1,868
ICP.................................................        946      1,400
                                                      ---------  ---------
    Total...........................................  $   2,823  $   3,268
                                                      ---------  ---------
                                                      ---------  ---------

    ILEC. Cost of ILEC service remained consistent at $1.9 million for both 1997 and 1996. As a percentage of ILEC revenue, cost of ILEC service decreased slightly from 13.1% in 1996 to 12.2% in 1997.

    ICP. Cost of ICP service increased $.5 million to $1.4 million in 1997 from $.9 million in 1996. Cost of CLEC service associated with the Company's October 1997 launch of its LOGIX-TM- operations totaled $.4 million. These costs primarily consisted of wholesale charges from third party services providers and salaries for technical personnel. Included in the cost of services for the ICP operations is $.4 million for both 1996 and 1997, respectively, relating to network management services provided to affiliates of Dobson Communications. Cost of service for the Company's fiber operations remained relatively consistent from 1996 to 1997, at $.6 million and $.7 million, respectively.

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1997, SG&A costs increased $.9 million, or 11.8%, to $8.7 million in 1997 from $7.8 million in 1996. The increase was primarily due to increased salary costs resulting from additional administrative and marketing personnel in the Company's ICP operations. As a percentage of total revenue, SG&A costs decreased to 43.3% in 1997 from 43.6% in 1996.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1997, depreciation and amortization expense increased $.4 million, or 10.1%, to $4.9 million from $4.5 million in 1996. The ILEC segment's depreciation and amortization expense remained consistent between periods at $3.3 million. The ICP segment's depreciation and amortization expense increased $.4 million, or 26.3% to $1.7 million as of December 31, 1997. This increase was primarily a result of depreciation and amortization on assets purchased for its recently launched LOGIX-TM- business and fixed asset additions in its fiber operations.

    OPERATING INCOME (LOSS). As a result of the items discussed above, operating income for the year ended December 31, 1997, increased $.4 million to $3.2 million from $2.8 million in 1996.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1997 increased $.3 million, or 12.1%, to $2.5 million from $2.2 million for 1996. The ILEC segment's interest expense remained consistent between periods at $1.3 million. The ICP segment's interest expense increased $.3 million, or 36.2%, to $1.2 million in 1997 from $.9 million in 1996. The increase was a result of the increased outstanding portion of the revolving credit facility and related interest expense payable to Dobson Communications.

    INCOME BEFORE INCOME TAXES AND EXTRAORDINARY ITEMS. As a result of the items discussed above, income before income taxes and extraordinary items for the year ended December 31, 1997, increased $.4 million to $.9 million from $.5 million in 1996.

    ILEC. Income before income taxes and extraordinary items from the Company's ILEC operations increased $1.6 million to $2.5 million for the year ended December 31, 1997 from $.9 million in 1996. The majority of this increase is from increased revenues of approximately $1.0 million. The remainder of the increase in income before taxes and extraordinary items is a result of a decrease in SG&A costs applicable to the ILEC operations.

    ICP. Income before income taxes and extraordinary items from the Company's ICP operations decreased $1.2 million to a loss of $1.6 million for the year ended December 31, 1997 from a loss of $.4 million in 1996. This is a result of increased SG&A from the start up of the ICP operations.

    EXTRAORDINARY EXPENSE. Extraordinary expense in 1997 of $.2 million is due to the write-off of deferred debt costs associated with the Company's ICP operations.

IMPACT OF YEAR 2000 ISSUE

    In April 1998, Logix Communications in conjunction with Dobson Communications established a multi-disciplined team to perform a Year 2000 impact analysis for the corporation. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 compliance manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

    To date, Logix Communications has completed an inventory of Logix's automated systems and services and an impact analysis that identified significant risk areas by line of business, identified specific compliance requirements, and estimated costs and completion dates for affected systems.

    The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as a part of existing maintenance and/or service agreements at no additional cost to the Company and should be in place by the second quarter of 1999. Management has also focused on evaluating software systems of acquired companies. Management has determined that American Telco's OSS is not Year 2000 compliant; however, the Company believes its new OSS which will replace American Telco's, will be Year 2000 compliant and will be in place by 2000. The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements are approximately $.1 million. Additionally, such costs will be expensed as incurred, which could have an adverse effect on the current operating results.

    The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, if a critical vendor does not provide adequate assurance that its product is Year 2000 compliant through test plans, test results or third party audit results, the Company will either replace the product with one that has provided proof of compliance or will conduct its own Year 2000 tests. In addition, the Company will conduct its own Year 2000 tests on mission critical systems as their Year 2000 compliant versions are released by vendors.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically generated positive cash flow from operations and Adjusted EBITDA in its ILEC business and historically financed its ILEC business through government loans. The Company's ILEC business has also historically generated income before income taxes, extraordinary items and cumulative effect of change in accounting principle. The Company's ILEC business receives support revenue from federal and state agencies that accounted for approximately 36.1%, 35.6%, and 31.1% of its revenues for the years ended December 31, 1996, 1997 and 1998. This support revenue contributes significantly to the ILEC's positive cash flow from operations, Adjusted EBITDA and income before income taxes, extraordinary items and cumulative effect of change in accounting principle.

    The Company has experienced negative cash flow from operations and Adjusted EBITDA and a loss before income taxes, extraordinary items and cumulative effect of change in accounting principle in 1997 and 1998 in its ICP business. The Company expects negative cash flow and Adjusted EBITDA on a consolidated basis for a substantial portion of 1999 and could experience negative cash flow and Adjusted EBITDA for all of 1999. These negative cash flows from operations and Adjusted EBITDA and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as the Company works to expand this business. The Company will continue to incur losses before income taxes, extraordinary items and cumulative effect of change in accounting principle and will continue to generate negative cash flow from operations and Adjusted EBITDA until it develops and expands its ICP operations and customer base.

    The successful implementation of the Company's strategy, including the expansion of its networks and customer base, and significant and sustained growth in the Company's cash flows is necessary for the Company to meet its debt service requirements, including its obligations on the Senior Notes.

    The Company's net cash provided by (used in) operating activities was $6.3 million, $3.7 million, and $(10.8) million for the years ended December 31, 1996, 1997, and 1998, respectively. The Company's net cash used in investing activities was $5.5 million, $3.5 million, and $195.8 million for the years ended December 31, 1996, 1997, and 1998, respectively, primarily related to capital expenditures, and the funding of the American Telco Acquisition. Net cash provided by (used in) financing activities was $(.6) million, $(.6) million and $238.0 million for the years ended December 31, 1996, 1997 and 1998. The net cash provided by financing activities during 1998 primarily resulted from the issuance of the Senior Notes offset by the purchase of restricted investments to fund the first six semi-annual interest payments of the Senior Notes. The net cash used in financing activities during the years ended December 31, 1996 and 1997 primarily resulted from repayments of long-term debt offset by proceeds from long-term debt.

    Capital expenditures (excluding cost of acquisitions) for the years ended December 31, 1996, 1997, and 1998 were $3.9 million, $5.4 million and $55.2 million, respectively. The Company expects its capital expenditures (excluding cost of acquisitions) to total approximately $41 million for 1999, of which $31 million relates to the ICP operations. The capital expenditures will be primarily for the purchase of: 1) remote switching equipment for the ILEC to enable switching of the ILEC off of the Oklahoma City DMS 500; 2) customer premise equipment channel banks required to service Direct T-SM- customers; 3) switches and related equipment and infrastructure enhancements, including expenditures for limited co-location equipment and space ("co-locates"); 4) expenditures related to the replacement of OSS and back office systems. The Company may also expand its rollout and expenditures for co-locates in 1999, which could add up to an additional $30 million in capital expenditures depending upon certain regulatory decisions regarding co-locates and timing. The Company currently does not plan to add any significant amount of fiber optic mileage to its long-haul network through construction, although it will seek to expand to additional cities through interconnection agreements with other carriers and/or long term buying arrangements of fiber optic capacity. Continued significant capital expenditures for the ICP operations are expected to be made after 1999, primarily for customer premise equipment, maintenance, switch expansion and/or upgrades and co-locates. The amount and timing of capital expenditures may differ materially from the foregoing estimate depending on numerous factors, including the rate at which the Company expands and develops its networks and customer base, the Company's ability to negotiate favorable prices for purchases of equipment and to acquire and integrate necessary OSS and other back office systems, whether the Company consummates additional acquisitions and factors beyond the Company's control, such as economic conditions, competition, market and regulatory developments and availability of capital.

    In May 1998 the Company entered into a two year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $9.75 million, subject to upward adjustment depending on actual use. In connection with the Zenex Acquisition, the Company entered into an agreement with WorldCom whereby the Company will lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $36 million. On June 30, 1998, the Company agreed to purchase $25.2 million of switching equipment prior to June 30, 2000 for the Company's ICP operations. Also on June 30, 1998, the Company agreed to purchase certain customer support services over a 60 month period ending in July 2000 for $13.7 million.

    Upon consummation of the Senior Note offering, the Company purchased $122 million of restricted investments, consisting of U.S. government securities, that are held as security for the payment of the first six scheduled payments of interest on the Senior Notes. The restricted investments are held by a trustee security for the benefit of the holders of the Senior Notes.

    As of December 31, 1998, the Company had $377.5 million of indebtedness (including $27.5 million of secured indebtedness under the RUS/RTB Facility). The RUS/RTB existing loans have scheduled maturities between 1999 and 2028. On October 14, 1998, RUS/RTB approved an additional 17 year loan facility to the Company that will provide $16.9 million in loan funds, of which $10.7 million and $6.2 million is being provided by RUS and RTB, respectively. As of December 31, 1998, no new loan funds were borrowed against this new facility. On March 29, 1999, the Company obtained a commitment from NationsBank, N.A. to be the administrative agent for a credit facility of up to a $75 million ("Credit Facility") and to commit to lend $25 million of the Credit Facility. Borrowings under the Credit Facility will be used to fund general corporate operations and future acquisitions, as the Company continues to enhance its existing market presence. The Company anticipates the Credit Facility will close early in the second quarter 1999. Although there can be no assurance, management believes that cash flow from operations and borrowings under the RUS/RTB Facility and the Credit Facility will be sufficient to fund the replacement of its OSS and the expansion of its business as currently planned, including its negative cash flow from its ICP operations.

    Although the Company cannot provide any assurance, the Company believes that, upon the successful completion of the credit facility discussed above, the net proceeds available will be sufficient to satisfy the Company's currently expected capital expenditures, working capital and potential future acquisitions. If the Company is unable to complete the Credit Facility or is unable to complete the Credit Facility in a timely manner Management believes that it will be able to manage it's capital expenditures and working capital throughout 1999. The credit facility will require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. The credit facility will begin to amortize in 2002 and terminate in 2006. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. Because of the restrictions in the lending agreements and note indentures of Dobson Communications, capital contributions to the Company by Dobson Communications will be limited or prohibited. The Company cannot assure you that any such financing will be available on acceptable terms or at all.

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

    In March, 1998, the AcSEC issued SOP 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 as of January 1, 1998. It requires capitalization of the development costs of software to be used internally (e.g. administrative processes). The adoption of this SOP did not materially impact the Company's net income.

FORWARD-LOOKING STATEMENTS

    The description of the Company's plans set forth herein, including the Company's plans and strategies, its anticipation of revenues from designated markets, the markets for the Company's services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or the Company's performance to differ materially from plans include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to integrate acquired operations with existing operations, to manage its rapid growth successfully and to compete effectively in its ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the Company; the Company's ability to successfully market its services to current and new customers, interconnect with ILECs, expand or replace its OSS and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. The Company does not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed rate debt are shown in Note 13 to the Consolidated Financial Statements. Based on our market risk sensitive instruments outstanding at December 31, 1998, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                               PAGE
                                                                               -----
Financial Statements:

  Report of independent public accountants................................          37

  Consolidated balance sheets as of December 31, 1997 and 1998............          38

  Consolidated statements of operations for the years ended December 31,
    1996,
    1997 and 1998.........................................................          39

  Consolidated statements of stockholders' equity (deficit) for the years
    ended December 31, 1996, 1997 and 1998................................          40

  Consolidated statements of cash flows for the years ended December 31,
    1996, 1997 and 1998...................................................          41

  Notes to consolidated financial statements..............................          42

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Logix Communications Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of Logix Communications Enterprises, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1997 and 1998, and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logix Communications Enterprises, Inc. and subsidiaries as of December 31, 1997 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 15, 1999 (except with respect to

the matter discussed in Note 13,

as to which the date is March 29, 1999)

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1997 AND 1998

                                                                                        1997            1998
                                                                                    -------------  --------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.......................................................  $     254,269  $   31,675,250
  Restricted cash and investments.................................................             --      37,572,428
  Accounts receivable, net of allowance for doubtful accounts of $16,258 and
    $347,405 in 1997 and 1998, respectively.......................................      1,792,231      16,837,387
  Receivables-affiliates..........................................................             --       5,081,327
  Prepaid expenses and other......................................................        965,295       2,329,627
                                                                                    -------------  --------------
    Total current assets..........................................................      3,011,795      93,496,019
                                                                                    -------------  --------------
PROPERTY, PLANT AND EQUIPMENT, net................................................     35,976,412      89,507,537
                                                                                    -------------  --------------
OTHER ASSETS:
  Receivables--Affiliates.........................................................      8,206,935              --
  Restricted cash and investments.................................................             --      61,988,152
  Goodwill, net...................................................................             --     126,244,216
  Deferred costs, net of accumulated amortization of $221,332 and $615,263 in 1997
    and 1998, respectively........................................................      1,128,447      10,869,497
  Excess of cost over original cost of assets acquired, net of accumulated
    amortization of $1,130,769 and $1,226,009 in 1997 and 1998, respectively......      2,676,203       2,580,963
  Investment in unconsolidated partnership and other..............................        953,564       2,521,426
  Other intangibles, net..........................................................             --       5,213,504
                                                                                    -------------  --------------
    Total other assets............................................................     12,965,149     209,417,758
                                                                                    -------------  --------------
    Total assets..................................................................  $  51,953,356  $  392,421,314
                                                                                    -------------  --------------
                                                                                    -------------  --------------

                                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable................................................................  $   1,131,185  $   29,477,206
  Accrued expenses................................................................        204,380       4,336,981
  Deferred revenue and customer deposits..........................................         67,448         424,268
  Current portion of long-term debt...............................................      1,140,824       1,171,303
                                                                                    -------------  --------------
    Total current liabilities.....................................................      2,543,837      35,409,758
                                                                                    -------------  --------------
LONG-TERM DEBT, net of current portion............................................     27,498,535     376,327,217
DEFERRED CREDITS:
  Income taxes....................................................................      1,700,000              --
  Investment tax credits and other................................................        133,817         107,504
                                                                                    -------------  --------------
    Total deferred credits........................................................      1,833,817         107,504
                                                                                    -------------  --------------
COMMITMENTS (Note 12)
STOCKHOLDER'S EQUITY (DEFICIT):
  Common stock, $.01 par value, 100,000,000 shares authorized and 71,250,000
    shares issued and outstanding in 1997 and 1998................................        712,500         712,500
  Paid-in capital.................................................................     11,447,926      11,447,926
  Retained earnings (deficit).....................................................      7,916,741     (31,583,591)
                                                                                    -------------  --------------
    Total stockholder's equity (deficit)..........................................     20,077,167     (19,423,165)
                                                                                    -------------  --------------
    Total liabilities and stockholder's equity (deficit)..........................  $  51,953,356  $  392,421,314
                                                                                    -------------  --------------
                                                                                    -------------  --------------

   The accompanying notes are an integral part of these consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 1996, 1997 AND 1998

                                                                         1996           1997            1998
                                                                     -------------  -------------  --------------
REVENUE............................................................  $  17,908,178  $  20,176,710  $   67,702,627

OPERATING EXPENSES:
  Cost of service..................................................      2,822,531      3,268,343      41,878,247
  Selling, general and administrative..............................      7,815,864      8,734,923      33,539,163
  Depreciation and amortization....................................      4,478,933      4,931,315      12,387,102
                                                                     -------------  -------------  --------------
    Total operating expenses.......................................     15,117,328     16,934,581      87,804,512
                                                                     -------------  -------------  --------------

OPERATING INCOME (LOSS)............................................      2,790,850      3,242,129     (20,101,885)
                                                                     -------------  -------------  --------------

OTHER INCOME (EXPENSES):
  Equity in income (loss) of unconsolidated partnership............        (80,520)        82,121         155,758
  Interest income..................................................             --         14,674       5,794,439
  Interest expense.................................................     (2,194,169)    (2,458,588)    (25,906,382)
  Other............................................................         (2,591)         6,163         (13,815)
                                                                     -------------  -------------  --------------
    Total other expenses...........................................     (2,277,280)    (2,355,630)    (19,970,000)
                                                                     -------------  -------------  --------------

INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE..............        513,570        886,499     (40,071,885)

INCOME TAX (PROVISION) BENEFIT.....................................       (182,512)      (336,870)      1,271,000
                                                                     -------------  -------------  --------------

INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE...................................        331,058        549,629     (38,800,885)

EXTRAORDINARY EXPENSE, net of income tax benefit of $133,300 in
  1997 (Note 5)....................................................             --       (217,488)             --
                                                                     -------------  -------------  --------------

CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of income
  tax benefit of $429,000 in 1998..................................             --             --        (699,447)
                                                                     -------------  -------------  --------------

NET INCOME (LOSS)..................................................  $     331,058  $     332,141  $  (39,500,332)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

BASIC NET (LOSS) INCOME PER SHARE:
  Before extraordinary expense, and cumulative effect of change in
    accounting principle...........................................           .005           .008           (.545)
  Extraordinary expense............................................             --          (.003)             --
  Cumulative effect of change in accounting principle..............             --             --           (.009)
                                                                     -------------  -------------  --------------

BASIC NET INCOME (LOSS) PER SHARE..................................  $        .005  $        .005  $        (.554)
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................     71,250,000     71,250,000      71,250,000
                                                                     -------------  -------------  --------------
                                                                     -------------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 1996, 1997 AND 1998

                                                                COMMON STOCK                          RETAINED
                                                          ------------------------     PAID-IN        EARNINGS
                                                             SHARES       AMOUNT       CAPITAL       (DEFICIT)
                                                          ------------  ----------  -------------  --------------
DECEMBER 31, 1995.......................................    71,250,000  $  712,500  $          --  $    7,253,542

  Net income............................................            --          --             --         331,058
                                                          ------------  ----------  -------------  --------------

DECEMBER 31, 1996.......................................    71,250,000     712,500             --       7,584,600

  Net income............................................            --          --             --         332,141
  Capital contribution for Logix Communications
    Corporation.........................................            --          --          1,000              --
  Capital contribution from parent company (Note 5).....            --          --     11,446,926              --
                                                          ------------  ----------  -------------  --------------

DECEMBER 31, 1997.......................................    71,250,000     712,500     11,447,926       7,916,741

  Net loss..............................................            --          --             --     (39,500,332)
                                                          ------------  ----------  -------------  --------------

DECEMBER 31, 1998.......................................    71,250,000  $  712,500  $  11,447,926  $  (31,583,591)
                                                          ------------  ----------  -------------  --------------
                                                          ------------  ----------  -------------  --------------

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 1996, 1997 AND 1998

                                                                         1996           1997           1998
                                                                     -------------  ------------  --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)................................................  $     331,058  $    332,141  $  (39,500,332)
  Adjustments to reconcile net income (loss) to net cash provided by operating activities--
    Depreciation and amortization..................................      4,478,933     4,931,315      12,387,102
    Amortization of bond premium and financing costs...............             --            --         441,256
    Deferred credits...............................................       (263,716)       36,205      (1,726,313)
    Extraordinary loss on financing cost...........................             --       350,788              --
    Cumulative effect of change in accounting principle............             --            --       1,128,447
    Equity in loss (income) of unconsolidated partnership..........        103,424       (82,121)       (155,758)
  Changes in current assets and liabilities--
    Accounts receivable............................................        728,890       262,104      (6,122,156)
    Prepaid expenses and other.....................................         70,778      (771,535)       (364,499)
    Accounts payable...............................................        594,131      (535,368)     18,905,403
    Accrued expenses...............................................        334,583      (843,810)      3,973,794
    Deferred revenue and customer deposits.........................        (29,503)       24,648         217,597
                                                                     -------------  ------------  --------------
      Net cash provided by (used in) operating activities..........      6,348,578     3,704,367     (10,815,459)
                                                                     -------------  ------------  --------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.............................................     (3,902,015)   (5,442,417)    (55,219,637)
  Acquisitions of businesses.......................................             --            --    (141,810,632)
  Purchase of customer lists.......................................             --            --        (536,481)
  (Increase) decrease in receivable--affiliate.....................     (1,421,790)    3,307,421       3,125,608
  Deferred start-up costs..........................................       (124,739)   (1,101,322)             --
  Investment in unconsolidated partnership and other...............        (36,857)     (223,740)     (1,310,246)
                                                                     -------------  ------------  --------------
      Net cash used in investing activities........................     (5,485,401)   (3,460,058)   (195,751,388)
                                                                     -------------  ------------  --------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from notes payable......................................        100,000            --              --
  Repayments of notes payable......................................       (800,000)           --              --
  Proceeds from long-term debt.....................................     12,011,306            --     350,000,000
  Repayments of long-term debt.....................................    (11,591,611)   (1,669,747)     (1,140,839)
  Purchase of restricted investments...............................             --            --    (121,971,851)
  Maturities of restricted investments.............................             --            --      23,297,608
  Proceeds from restricted investments.............................             --            --        (717,580)
  Redemption of RTFC subordinated capital certificates.............         57,632     1,051,057              --
  Deferred financing costs.........................................       (396,184)           --     (11,479,510)
                                                                     -------------  ------------  --------------
      Net cash provided by (used in) financing activities..........       (618,857)     (618,690)    237,987,828
                                                                     -------------  ------------  --------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...............        244,320      (374,381)     31,420,981
CASH AND CASH EQUIVALENTS, beginning of year.......................        384,330       628,650         254,269
                                                                     -------------  ------------  --------------
CASH AND CASH EQUIVALENTS, end of year.............................  $     628,650  $    254,269  $   31,675,250
                                                                     -------------  ------------  --------------
                                                                     -------------  ------------  --------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest (net of amounts capitalized)..........................  $   1,728,405  $  2,820,797  $   23,981,912
    Income taxes...................................................  $     375,000  $         --  $           --
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  1997
  Capital contribution from parent company through forgiveness of
    long-term debt (Note 5)........................................  $          --  $ 11,446,926  $           --

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Logix was incorporated as an Oklahoma corporation under the name "Dobson Wireline Company" in December 1997, as part of a reorganization by its parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. Logix is a wholly owned subsidiary of Dobson Communications and is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. The consolidated financial statements of the Company include the accounts of Logix Communications Enterprises, Inc., Dobson Telephone Company, Inc. ("Dobson Telephone"), Logix Communications Corporation ("LCC") Dobson Fiber/FORTE of Colorado, Inc. Dobson Telephone and LCC are collectively referred to herein as the "Subsidiaries."

REORGANIZATION OF LOGIX

    In October 1998, Logix transferred all of the common stock of Dobson Fiber Company, Inc. ("Dobson Fiber"), American Telco, Inc. ("ATI"), American Telco Network Services, Inc. and Dobson Network Management, Inc. to LCC. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

RECAPITALIZATION

    On September 30, 1998, the Company approved its Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of capital stock to 100,000,000. The Company also approved a stock split on the same date increasing the number of outstanding shares of common stock to 71,250,000. The accompanying financial statements have been retroactively restated to reflect this stock split. In addition, as of August 1, 1998, the Company approved a stock option plan covering 3,750,000 shares of common stock, of which the Company granted options covering 1,652,500 shares of common stock to employees at an option price of $2 per share.

REORGANIZATION OF DOBSON COMMUNICATION

    In January 1998, Dobson Communication and its subsidiary, Dobson Operating Company, transferred all of the common stock of the Subsidiaries to Logix. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. Concurrent with the reorganization, the number of shares and par value of the Company's authorized stock changed. All share and per share data are stated to reflect the common stock changes. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements substantially increased as a result of the borrowing described in Note 5 and the Company is subject to significant financial restrictions and limitations.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

1. ORGANIZATION: (CONTINUED)
    The Company's ability to manage future growth will depend upon its continued ability to monitor operations, control costs and maintain effective quality controls which could result in higher operating expenses. Any failure to adequately manage these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's business could have an adverse effect on the Company's business, financial condition and results of operations.

ILEC

    The Company, through Dobson Telephone, provides wireline telephone service to nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 36%, 36% and 31% of the Company's revenue from its ILEC operations for the year ended December 31, 1996, 1997 and 1998, respectively, was from these two sources.

ICP

    The Company commenced its ICP operations in October 1997 through its subsidiary, LCC. LCC provides facilities based and resells integrated services including local exchange, long distance, data, wireless, paging, Internet and fiber optic telecommunications service in Oklahoma City and Texas. Until October 1997, LCC's principal activities included developing its business plans, procuring governmental authorizations, hiring management and other key personnel, working on the design and development of its competitive local exchange telephone networks and operations support systems ("OSS"), acquiring equipment and facilities and negotiating interconnection agreements. Accordingly, Logix has incurred operating losses and operating cash flow deficits. In addition, the Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado (see Note
11).

    LCC's operations will be affected by the problems, expenses and delays encountered in connection with the formation of a new business, and the competitive environment in which LCC operates. LCC's performance will further be affected by its ability to implement expanded co-location with ILEC facilities, lease adequate trunking capacity from ILECs or other ICPs, purchase and install switches in additional markets, complete the integration of its OSS and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. LCC's networks and telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have an adverse effect upon LCC. Although management believes that LCC will be able to successfully mitigate these risks, there is no assurance that LCC will be able to do so or that LCC will operate profitably in the near future. Expenses are expected to exceed revenues in each location in which LCC offers service until a sufficient customer base is established.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of all majority owned subsidiaries. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. Significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consists of an initial $122.0 million of pledged securities purchased to fund the first six semi-annual interest payments on the Company's 12 1/4% Senior Notes due 2008 ("Senior Notes"), net of maturities and amortization of bond premium of $22.4 million in 1998.

GOODWILL

    Goodwill consists of amounts paid in excess of the fair market value of the assets acquired by the Company in its business acquisitions. Goodwill is being amortized on a straight-line basis over a period of thirty years. Amortization expense of $4,638,706 was recorded in 1998.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and excess of cost over original cost of assets acquired when there is evidence that events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset subject to impairment compared to the carrying amount of such asset. No such losses have been identified by the Company.

DEFERRED COSTS

    Deferred costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight years. Amortization expense related to these costs of $3,622, $163,510 and $610,013 was recorded in 1996, 1997 and 1998, respectively.

EXCESS OF COST OVER ORIGINAL COST OF ASSETS ACQUIRED

    The excess of cost over the original cost of assets acquired relates to Dobson Telephone's acquisition of McLoud Telephone Company in 1985 and is being amortized using the straight-line method over 40 years. Amortization expense of $95,240 was recorded in 1996, 1997 and 1998. As the excess cost over

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) original cost of assets acquired is a term defined and required by regulatory accounting practices applicable to Dobson Telephone, such amounts are presented separately from amounts included in the caption "Goodwill."

ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense of $7,877, $221,473 and $1,929,806 was incurred in 1996, 1997 and 1998, respectively.

INCOME TAXES

    The Company files a consolidated income tax return with its parent, Dobson Communications. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). Deferred income taxes reflect the estimated future tax effects of temporary differences between financial statement and tax bases of assets and liabilities at year-end. Amounts owed to Dobson Communications for income taxes are reflected in receivables-affiliates and deferred credits in the accompanying balance sheets.

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

    Toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $271,000 and $529,000 as of December 31, 1997 and 1998, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges are billed in advance and are reflected in deferred revenue and customer deposits on the accompanying consolidated balance sheets.

EARNINGS PER SHARE

    Basic income (loss) per common share is computed by using the weighted average number of common stock shares outstanding during the year. The Company has not presented diluted earnings per share as it has no potentially dilutive securities in 1996 and 1997 and the impact of potentially dilutive securities outstanding in 1998 would be anti-dilutive.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1998, the Accounting Standards Executive Committee ("AcSEC") issued Statement of Position ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," effective for fiscal years beginning after December 15, 1998. The Company adopted SOP

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
98-1 as of January 1, 1998. It requires capitalization of the development costs of software to be used internally (e.g. administrative processes). The adoption of this SOP did not materially impact the Company's net income.

    In April 1998, the AcSEC issued SOP 98-5, "Reporting on the Costs of Start-Up Activities." The Company adopted SOP 98-5 as of January 1, 1998. SOP 98-5 requires costs of start-up activities and organization costs to be expensed as incurred. The Company has recognized a pretax loss of approximately $1.1 million as a result of adopting this SOP. This loss has been reflected as a cumulative effect of change in accounting principle, net of tax, in the accompanying consolidated statement of operations for the year ended December 31, 1998.

3. ACQUISITIONS:

    On June 15, 1998, the Company purchased the common stock of American Telco, Inc. and American Telco Network Services, Inc. (collectively, "ATI") for $131.5 million (the "ATI Acquisition"). The ATI Acquisition expanded the Company's ICP operations to five major Texas markets: Houston, Dallas, Fort Worth, San Antonio and Austin.

    On June 22, 1998, the Company purchased certain long distance customers and related assets of Zenex Long Distance, Inc. d/b/a Zenex Communications, Inc. ("Zenex") for $4.7 million. The Zenex Acquisition increased the Company's customer base in Oklahoma City.

    On November 20, 1998, the Company purchased substantially all of the assets of SysComm Design, Inc. ("SysComm') for $4.1 million (the "SysComm Acquisition"). The SysComm Acquisition increased the Company's customer base and direct sales force in Dallas, Corpus Christi, Austin and Houston and expanded the Company's customer premise equipment product line offerings.

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the years ended 1997 and 1998, respectively, as if the purchases occurred at the beginning of each year. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

($ IN THOUSANDS, EXCEPT PER SHARE DATA)                                    1997        1998
                                                                        ----------  ----------
                                                                             (UNAUDITED)
Operating revenue.....................................................  $   82,315  $  106,163
Loss before extraordinary items and cumulative effect.................  $  (50,532) $  (56,608)
Net loss..............................................................  $  (50,749) $  (57,307)
Basic net loss per share..............................................  $    (.712) $    (.804)

4. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed telephone systems and fiber optic cable systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1996, 1997 and 1998, interest capitalized was not significant. Existing property, plant and equipment purchased through

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

4. PROPERTY, PLANT AND EQUIPMENT: (CONTINUED) acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1997 and 1998:

                                                   USEFUL LIFE       1997            1998
                                                   -----------  --------------  --------------
Telephone systems and equipment..................    5 - 40     $   46,115,237  $   65,148,964
Fiber systems and equipment......................    5 - 22         15,956,178      19,662,642
Buildings and improvements.......................    20 - 40         3,379,420       8,229,871
Vehicles and other work equipment................    3 - 10          2,774,902       4,219,875
Furniture and office equipment...................    5 - 10          2,167,201      24,247,295
Under construction...............................                       61,612       9,142,654
Land.............................................                      211,494         211,494
                                                                --------------  --------------
  Property, plant and equipment..................                   70,666,044     130,862,795
Accumulated depreciation.........................                  (34,689,632)    (41,355,258)
                                                                --------------  --------------
  Property, plant and equipment, net.............               $   35,976,412  $   89,507,537
                                                                --------------  --------------
                                                                --------------  --------------

5. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1997 and 1998, consisted of the following:

                                                                    1997            1998
                                                                -------------  --------------
Senior Notes..................................................  $          --  $  350,000,000
Mortgage notes payable........................................     28,639,359      27,498,520
                                                                -------------  --------------
  Total debt..................................................     28,639,359     377,498,520
Less--Current maturities......................................      1,140,824       1,171,303
                                                                -------------  --------------
  Total long-term debt........................................  $  27,498,535  $  376,327,217
                                                                -------------  --------------
                                                                -------------  --------------

SENIOR NOTES

    On June 12, 1998, the Company issued $350 million of 12.25% Senior Notes maturing in 2008 ("Senior Notes"). The net proceeds were used to finance the ATI Acquisition described in Note 3, to purchase $122.0 million of securities pledged to secure payment of the first six semi-annual interest payments on the Senior Notes, which began on December 15, 1998, to fund capital expenditures and for general corporate operations. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Notes are redeemable at the option of the Company in whole or in part, on or after June 15, 2003, initially at 106.125%. Prior to June 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes at 112.250% with proceeds from equity offerings, provided that at least $227.5 million remains outstanding.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT: (CONTINUED)
MORTGAGE NOTES

    The mortgage notes payable to the United States of America, through the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") with interest rates ranging from 2% to 10.75% (weighted average of 4.43% as of December 31, 1998) are due in quarterly or monthly installments maturing at various dates from 1999 to 2028. The mortgage notes are secured by substantially all the assets of Dobson Telephone and contain, among other things, restrictions on the payment of dividends and redemption of capital stock, as defined. Under the long-term debt agreements, Dobson Telephone is restricted, without RUS approval for Dobson Telephone, from making any loans to, or in any manner extending its credit to various affiliates. The agreements also prohibit payment of dividends or distributions or new investments in affiliated companies unless after such action Dobson Telephone's current assets exceed its current liabilities and its adjusted net worth (as defined in the agreement) is at least 40% of its adjusted assets (as defined in the agreement), or, (ii) if smaller, the sum of 10% of its adjusted assets, plus 30% of the excess of its adjusted net worth over 10% of its adjusted assets, if any, plus 30% of the amount of any reduction of its adjusted net worth resulting from the declaration or payment of dividends or other distributions.

    Minimum future payments of long-term debt for years subsequent to December 31, 1998, are as follows:

1999........................................................  $ 1,171,303
2000........................................................    1,208,963
2001........................................................    1,230,142
2002........................................................    1,273,959
2003........................................................    1,312,726
2004 and thereafter.........................................  371,301,427
                                                              -----------
                                                              $377,498,520
                                                              -----------
                                                              -----------

REVOLVING CREDIT FACILITY

    On March 29, 1999, the Company received a commitment from Nations Bank, N.A. to be the administrative agent for a $75 million credit facility ("Credit Facility") and to commit to lend $25 million of the Credit Facility. See Note 14 for further discussion.

    On February 28, 1997, the Dobson Communications' bank credit agreement was amended and restated to provide Dobson Communications with a $200 million revolving credit facility maturing in 2005. The Company's portion of the initial proceeds were used to refinance existing indebtedness, and for general corporate purposes. In connection with the closing of the revolving credit facility, Dobson Communications extinguished its then existing credit facility, and the Company recognized a pretax loss of approximately $351,000 as a result of writing off previously capitalized financing costs associated with the old revolving credit facility which had been allocated to the Company. This loss has been reflected as an extraordinary item, net of tax, in the Company's consolidated statement of operations for the year ended December 31, 1997.

    Effective December 31, 1997, Dobson Communications made a capital contribution to the Company of approximately $11,447,000, which represented the Company's outstanding portion of the revolving credit facility payable to Dobson Communications.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLAN:

401(K) PLAN

    Dobson Communications maintains a 401(k) plan (the "Plan") in which substantially all employees of the Company are eligible to participate. The Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Plan charged to the Company's operations were approximately $40,000, $47,000 and $77,700 during the years ended December 31, 1996, 1997 and 1998, respectively.

STOCK OPTION PLAN

    The Company has adopted a stock option plan, the Logix Communications Enterprises, Inc. 1998 Stock Option Plan (the "Logix Plan"). The Company accounts for the Logix Plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the Logix Plan, the Board of Directors may grant both incentive stock options and nonqualified stock options to key employees and directors. Since the Logix Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All of the options vest at a rate of 20% per year. The Company has reserved 3,750,000 shares of authorized but unissued common stock for issuance under the Logix Plan.

    Stock options outstanding under the Logix Plan are presented for the periods indicated.

                                                         NUMBER OF SHARES   OPTION PRICE RANGE
                                                         -----------------  -------------------
Outstanding December 31, 1997..........................              --                 --
Granted................................................       1,652,500          $    2.00
Exercised..............................................              --                 --
Canceled...............................................              --                 --
Outstanding December 31, 1998..........................       1,652,500          $    2.00
Exercisable at December 31, 1998.......................              --                 --

    The following schedule shows the Company's net loss and net loss per share for the last year had compensation expense been determined consistent with the Statement on Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation. The pro forma information presented below is based on several assumptions and should not be viewed as indicative of the Company in future periods.

($ IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)                                       1998
------------------------------------------------------------------------------  --------------
Net loss:
  As reported.................................................................  $  (39,500,332)
  Pro forma...................................................................  $  (39,646,021)

Basic net loss per common share:
  As reported.................................................................  $        (.554)
  Pro forma...................................................................  $        (.556)

    Diluted net loss per common share had been omitted because the impact of common stock equivalents is anti-dilutive.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLAN: (CONTINUED)

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998:

                                                                                        1998
                                                                                      ---------
Interest rate.......................................................................      5.60%
Dividend yield......................................................................         --
Expected volatility.................................................................     40.72%

    The weighted average fair value of options granted using the Black-Scholes option pricing model was $1.24, assuming an expected life of ten years.

7. TAXES:

    Provision (benefit) for income taxes for the years ended December 31, 1996, 1997 and 1998, was as follows:

                                                           1996         1997         1998
                                                        -----------  ----------  -------------
Federal income taxes--
  Current.............................................  $   407,512  $  302,870  $          --
  Deferred............................................     (197,000)     38,000     (1,070,000)
  Deferred investment tax credits amortized...........      (48,000)    (39,000)       (26,000)

State income taxes (current and deferred).............       20,000      35,000       (201,000)
                                                        -----------  ----------  -------------
    Total income tax provision (benefit)..............  $   182,512  $  336,870  $  (1,271,000)
                                                        -----------  ----------  -------------
                                                        -----------  ----------  -------------

    The provisions for income taxes for the years ended December 31, 1996, 1997 and 1998, differ from amounts computed at the statutory rate as follows:

                                                          1996        1997          1998
                                                       ----------  ----------  --------------
Income taxes at statutory rate (34%).................  $  174,614  $  301,410  $  (13,384,000)
Deferred investment credits amortized................     (48,000)    (39,000)        (26,000)
Amortization of excess of cost over original cost of
  assets acquired....................................      32,000      32,000          73,000
State income taxes, net of Federal income tax
  effect.............................................      13,200      23,100      (1,574,000)
Other, net...........................................      10,698      19,360           3,000
Losses not benefitted................................          --          --      13,637,000
                                                       ----------  ----------  --------------
                                                       $  182,512  $  336,870  $   (1,271,000)
                                                       ----------  ----------  --------------
                                                       ----------  ----------  --------------

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

7. TAXES: (CONTINUED)
    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1997 and 1998, were as follows:

                                                                      1997           1998
                                                                  -------------  -------------
Current deferred income taxes:
  Allowance for doubtful accounts...............................  $          --  $     252,000
  Accrued liabilities...........................................          9,000         97,000
  Deferred expenses.............................................         17,000             --
  Valuation allowance...........................................             --       (349,000)
                                                                  -------------  -------------
    Net current deferred income tax asset.......................         26,000             --
                                                                  -------------  -------------
Noncurrent deferred income taxes:
  Fixed assets..................................................     (1,700,000)    (1,821,000)
  Intangibles...................................................             --        142,000
  Net operating loss............................................             --     14,967,000
  Valuation allowance...........................................             --    (13,288,000)
                                                                  -------------  -------------
    Net noncurrent deferred income tax asset (liability)........     (1,700,000)            --
                                                                  -------------  -------------
    Total deferred income taxes.................................  $  (1,674,000) $          --
                                                                  -------------  -------------
                                                                  -------------  -------------

    The investment tax credits previously recorded by the Company for book purposes have been deferred and are being amortized over the average lives of the property giving rise to the credits. The investment tax credit amortization used to offset income tax expense was $48,000 for the year ended December 31, 1996, $39,000 in 1997 and $26,000 in 1998. The Company had net operating loss carryforwards of $39,387,000 at December 31, 1998 which begin to expire in 2013.

    At December 31, 1997, the Company had investment tax credit carryforwards for tax purposes of $134,000, which may be utilized to reduce future Federal income taxes payable. Unless utilized, the remaining investment tax credit carryforwards will expire in 1999.

8. RELATED PARTY TRANSACTIONS:

    Beginning in 1997, Dobson Communications began to provide certain administrative services, including accounting, information systems management, human resource management and marketing to the company. Additionally, officers of the Company have also been or are currently officers of Dobson Communications and various of its other subsidiaries. The Company reimburses Dobson Communications based on Dobson Communications' cost of providing the services. Dobson Communications allocates these costs based on the subsidiaries' usage of corporate services. Management of the Company believes this is the most reasonable method to allocate such costs. The total amount charged to the Company for these administrative services and officer compensation was $3,245,000, $2,644,000 and $4,312,000 in 1996, 1997 and 1998, respectively.
Management believes these costs would not have been significantly different had the costs been incurred directly by the Company.

    The Company had receivables from Dobson Communications and certain of its subsidiaries totaling $8,206,935 and $5,081,327 at December 31, 1997 and 1998, respectively. These receivables represent advances to these entities net of repayments and intercompany allocations. The net receivables from these affiliates have been reflected as receivables-affiliates in the accompanying balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

8. RELATED PARTY TRANSACTIONS: (CONTINUED)
    The Company carries telephone traffic, provides long-haul fiber transport services and provides network monitoring for affiliated companies of Dobson Communications. Fees of approximately $1,658,000, $1,722,000 and $1,308,000 were earned from the affiliated companies for services provided during 1996, 1997 and 1998, respectively, and are reflected in revenue in the accompanying statements of operations.

    The Company is a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. The Company, as a member of the affiliated group with Dobson Communications, joins with Dobson Communications and its other subsidiaries in filing a consolidated federal income tax return. Under the tax sharing agreement, each subsidiary's contribution toward the group's consolidated federal income tax liability is determined as if such party were at all times a separate taxpayer not included in the group. Based on this determination of separate tax liability, each subsidiary pays to Dobson Communications an amount in lieu of taxes equal to the amount the subsidiary would be obligated to pay if it filed returns as a separate taxpayer. If, but only to the extent that, the group realizes a tax benefit for any taxable year as a result of the inclusion of a subsidiary's tax items in the determination of tax liability of the group, Dobson Communications will pay to the subsidiary an amount equal to such tax benefits realized.

9. ACCRUED EXPENSES:

    The Company's accrued expenses as of December 31, 1997 and 1998, consisted of the following:

                                                                         1997         1998
                                                                      ----------  ------------
Interest............................................................  $   14,400  $  1,938,870
Property tax........................................................          --       393,770
Vacation, wages and other...........................................     189,980     2,004,341
                                                                      ----------  ------------
  Total accrued expenses............................................  $  204,380  $  4,336,981
                                                                      ----------  ------------
                                                                      ----------  ------------

10. REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ILEC and ICP. These segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, which is defined below and income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principle. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

10. REPORT OF BUSINESS SEGMENTS: (CONTINUED) cost to both segments. The segments do not have significant noncash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                                              1996
                                                          ---------------------------------------------
                                                              ILEC           ICP(1)          TOTAL
                                                          -------------  --------------  --------------
OPERATING INFORMATION:
  Operating revenue--
    External............................................  $  14,365,436  $    3,542,742  $   17,908,178
    Intersegment........................................         85,312         192,757         278,069
    Intersegment revenue(4).............................             --              --        (278,069)
                                                          -------------  --------------  --------------
      Total operating revenue...........................  $  14,450,748  $    3,735,499  $   17,908,178
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

  Adjusted EBITDA(2)....................................  $   5,531,951  $    1,737,832  $    7,269,783
  Depreciation and amortization.........................     (3,247,313)     (1,231,620)     (4,478,933)
  Interest expense(3)...................................     (1,341,508)       (852,661)     (2,194,169)
  Other expense, net(5).................................        (18,417)        (64,694)        (83,111)
                                                          -------------  --------------  --------------
    Income (loss) before income taxes, extraordinary
      items and cumulative effect of change in
      accounting principle..............................  $     924,713  $     (411,143) $      513,570
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------


                                                                              1997
                                                          ---------------------------------------------
                                                              ILEC           ICP(1)          TOTAL
                                                          -------------  --------------  --------------
OPERATING INFORMATION:
  Operating revenue--
    External............................................  $  15,361,080  $    4,815,630  $   20,176,710
    Intersegment........................................        109,260         300,558         409,818
    Intersegment revenue (4)............................             --              --        (409,818)
                                                          -------------  --------------  --------------
      Total operating revenue...........................  $  15,470,340  $    5,116,188  $   20,176,710
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

  Adjusted EBITDA (2)...................................  $   7,031,493  $    1,141,951  $    8,173,444
  Depreciation and amortization.........................     (3,259,900)     (1,671,415)     (4,931,315)
  Interest expense(3)...................................     (1,297,384)     (1,161,204)     (2,458,588)
  Interest income.......................................         14,674              --          14,674
  Other income (expense), net (5).......................        (12,564)        100,848          88,284
                                                          -------------  --------------  --------------
    Income (loss) before income taxes, extraordinary
      items and cumulative effect of change in
      accounting principle..............................  $   2,476,319  $   (1,589,820) $      886,499
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

10. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                                              1998
                                                          ---------------------------------------------
                                                              ILEC           ICP(1)          TOTAL
                                                          -------------  --------------  --------------
OPERATING INFORMATION:
  Operating revenue--
    External............................................  $  15,603,731  $   52,366,097  $   67,702,627
    Intersegment........................................                        267,201         267,201
    Intersegment revenue(4).............................             --              --        (267,201)
                                                          -------------  --------------  --------------
      Total operating revenue                                15,603,731      52,366,097      67,702,627
                                                          -------------  --------------  --------------

  Adjusted EBITDA(2)....................................  $   8,414,439  $  (16,129,222) $   (7,714,783)
  Depreciation and amortization.........................     (3,119,593)     (9,267,509)    (12,387,102)
  Interest expense(3)...................................     (1,293,042)    (24,613,340)    (25,906,382)
  Interest income.......................................         13,206       5,781,233       5,794,439
  Other income (expense), net(5)........................        646,736        (504,793)        141,943
                                                          -------------  --------------  --------------
      Income (loss) before income taxes, extraordinary
        items and cumulative effect of change in
        accounting principle............................  $   4,661,746  $  (44,733,631) $  (40,071,885)
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------


                                                              1996            1997            1998
                                                          -------------  --------------  --------------
INVESTMENT INFORMATION:
  Segment assets--
    ILEC................................................  $  43,303,275  $   43,268,782  $   47,978,099
    ICP(1)..............................................     16,544,326      22,454,132     351,230,934
    Intersegment receivables(4).........................     (5,239,314)    (13,769,558)     (6,787,721)
                                                          -------------  --------------  --------------
      Total segment assets..............................  $  54,608,287  $   51,953,356  $  392,421,312
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

OTHER INFORMATION:
  Capital expenditures--
    ILEC................................................  $   1,145,184  $      952,061  $    2,010,262
    ICP.................................................      2,756,831       4,470,356      53,258,791
                                                          -------------  --------------  --------------
      Total capital expenditures........................  $   3,902,015  $    5,422,417  $   55,219,637
                                                          -------------  --------------  --------------
                                                          -------------  --------------  --------------

------------------------

1) In 1996 and 1997, ICP consists mainly of the fiber operations and network operations.

2) Adjusted EBITDA, as defined by the Company, represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items and the cumulative effect of changes in accounting principle.

3) Included in interest expense is amortization expense of deferred financing cost. The amortization expense is allocated to the Fiber segment based on the segment's pro rata portion of total Dobson Communications' debt on the date of debt issuance.

4) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

5) Included in other income, net is equity in income (loss) of unconsolidated partnership of $(80,520), $82,121 and $155,758 for 1996, 1997 and 1998,
    respectively.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

11. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP:

    The Company owns a 20% interest in the Forte of Colorado, General Partnership. This investment is accounted for on the equity method. The following is a summary of the significant financial information for the Forte of Colorado, General Partnership as of and for the years ended December 31, 1996, 1997 and 1998:

                                                          1996          1997          1998
                                                      ------------  ------------  ------------
Current assets......................................  $    348,175  $    564,525  $  1,087,895
Other assets........................................     7,718,713     7,913,196     7,014,826
Current liabilities.................................     1,232,198     1,377,810     1,452,484
Other liabilities...................................     4,995,924     4,850,538     3,622,071
Partners' capital...................................     1,838,766     2,249,373     3,028,165
Revenue.............................................     1,171,963     2,009,634     2,556,140
Operating income (loss).............................       (48,577)      729,924     1,133,474
Net income (loss)...................................      (402,601)      410,607       778,792

12. COMMITMENTS:

    In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $9.75 million for a period of 24 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.25 million of monthly services from October 1998 through December 1998. Beginning in January 1999, the Company is obligated to purchase $.5 million of monthly services through June 2000. Of this commitment, $8.4 million remained at December 31, 1998.

    In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. Of this commitment, $16.9 million remained at December 31, 1998.

    In June 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998, and June 30, 2000, for ICP operations. Of this commitment, $11.4 million remained at December 31, 1998.

    In June 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $10.3 million remained at December 31, 1998.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson will be retained by Dobson Communications from September 1, 1998, through August 31, 2008. In exchange for Mr. Dobson's services to the Company, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan. Mr. Dobson's responsibilities will include consulting services in areas consistent with the responsibilities of a former Chief Executive Officer of Dobson Communications, including the development of goodwill for Dobson Communications and the Company.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

12. COMMITMENTS: (CONTINUED)
    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1998, are as follows:

1999...........................................................  $3,167,211
2000...........................................................   3,102,784
2001...........................................................   3,018,665
2002...........................................................   2,859,926
2003...........................................................   3,025,702
2004 and thereafter............................................  13,784,554

    Included in the annual lease commitments is approximately $194,000, payable annually to an affiliated entity through July 2005. Lease expense under the above leases was approximately $199,000, $240,000 and $1,302,000 for the years ended December 31, 1996, 1997 and 1998, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

    Unless otherwise noted, the carrying value of the Company's financial instruments approximates fair value. The Company estimates the fair value of its long-term debt using a discounted cash flow analysis based on the current rates available to the Company for debt with similar terms and remaining maturation or based on the current quoted market price for the debt.

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                           1997                     1998
                                  ----------------------  ------------------------
                                   CARRYING                CARRYING
                                    AMOUNT    FAIR VALUE    AMOUNT     FAIR VALUE
                                  ----------  ----------  -----------  -----------
Senior Notes....................  $       --  $       --  $350,000,000 $332,500,000
Mortgage notes payable..........  28,639,359  26,969,543   27,637,743   26,441,926

14. SUBSEQUENT EVENTS:

    On March 29, 1999, the Company obtained a commitment from NationsBank, N.A. to be the administrative agent for a credit facility of up to a $75 million ("Credit Facility") and to commit to lend $25 million of the Credit Facility. Borrowings under the Credit Facility will be used to fund general corporate operations and future acquisitions, as the Company continues to enhance its existing market presence. The Company anticipates the Credit Facility will close early in the second quarter 1999.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The Company's Board of Directors consists of seven directors, four designated by Dobson C.C. Limited Partnership ("the Dobson Partnership"), one designated by J.W. Childs Equity Partners II, L.P. ("Childs") and two selected jointly by the Dobson Partnership and Childs. See Item 12, Security Ownership of Certain Beneficial Owners and Management.

    The Company's Board of Directors presently consists of six directors, with one vacancy to be filled by an independent director jointly selected by the Dobson partnership and Childs. On December 23, 1998, Albert H. Pharis, Jr., former President and Chief Executive Officer of Sygnet Wireless, Inc., and Dana
L. Schmaltz, an executive officer of Childs, became directors of the Company and Thadeus J. Mocarski resigned as a director of the Company. Directors and executive officers of the Company are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Directors of the Company are elected for one-year terms at the annual meeting of stockholders which is held in April of each year. Officers of the Company are appointed at the Board's first meeting after each annual meeting of stockholders.

    The directors, executive officers, and other key employees of the Company and it's subsidiaries are set forth below. Certain of the officers and directors hold or have held positions in Dobson Communications and several of its subsidiaries. The ages of the persons set forth below are as of December 31, 1998.

NAME                                      AGE                                    POSITION
------------------------------------      ---      ---------------------------------------------------------------------
Everett R. Dobson(1)................          39   Chairman of the Board and Chief Executive Officer of Dobson
                                                     Communications and Chairman of the Board, Chief Executive Officer
                                                     and Secretary of Logix
Stephen T. Dobson(1)................          35   President and Director
William J. Hoffman, Jr..............          36   Executive Vice President and Chief Operating Officer
James R. Rutherford.................          41   President of Dobson Telephone Company and Vice President of Network
                                                     Deployment
Geoffrey M. Boyd....................          31   Executive Vice President and Chief Financial Officer
Brian W. Boone......................          28   Treasurer
Walker L. Fleming...................          47   Senior Vice President of Network Operations of Logix Communications
                                                     Corporation
Robert L. Scott.....................          35   Senior Vice President of Network and Technology Systems of Logix
                                                     Communications Corporation
Darren K. Johnston..................          25   Vice President of Sales of Logix Communications Corporation
E. Jay Emmet........................          38   Vice President of Marketing of Logix Communications Corporation
Russell L. Dobson(1)................          63   Director
Justin L. Jaschke...................          39   Director
Albert H. Pharis, Jr................          48   Director
Dana L. Schmaltz....................          31   Director

------------------------

(1) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

    Logix was incorporated under the name "Dobson Wireline Company" in December 1997 in connection with a corporate reorganization (the "Reorganization") pursuant to which Dobson Communications segregated its wireline and wireless activities. In October 1998, the Company changed its name to "Logix Communications Enterprises, Inc."

    EVERETT R. DOBSON has served as Chairman of the Board, Chief Executive Officer and Secretary of the Company since its formation in December 1997 and as a director and officer of Dobson Communications since 1982. From 1990 to 1996, he served as a director, President and Chief Operating Officer of Dobson Communications. He was elected Chairman of the Board and Chief Executive Officer of Dobson Communications in April 1996. Mr. Dobson devotes approximately 40% of his time to the Company. Mr. Dobson served on the board of the Cellular Telecommunications Industry Association ("CTIA") in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University ("SWOSU") where he currently sits on the SWOSU Foundation Board and chairs the investment committee.

    STEPHEN T. DOBSON has served as President and as a director of the Company since March 1998, and has been an officer of the Company since its incorporation in 1997. He has been a director of Dobson Communications since 1990. He has served as Treasurer and Secretary of Dobson Communications since 1990 and General Manager and Secretary of Dobson Telephone since 1994 and 1990, respectively. However, Mr. Dobson devotes substantially all of his time to the Company. He became President of Logix Communications Corporation in January 1997. Mr. Dobson is a member of the Western Rural Telephone Association ("WRTA"), National Telephone Cooperative Association and Telecommunications Resellers Association. He holds a B.S. in business administration from the University of Central Oklahoma.

    WILLIAM J. HOFFMAN, JR. has served as Executive Vice President and Chief Operating Officer of the Company since October 1997. Prior to joining Dobson Communications, Mr. Hoffman was employed by Intermedia Communications, Inc. as Division Vice President--Florida Division from 1995 to 1997 and from 1987 to 1995 by Sprint Communications, serving as Branch Manager, Senior National Account Manager, Product Marketing Manager and National Account Consultant. He was a Captain in the U.S. Army in Europe working in military intelligence from 1983 to 1987. Mr. Hoffman holds a B.S. in electrical engineering from Auburn University.

    JAMES R. RUTHERFORD became President of Dobson Telephone Company, Inc., in March 1998. Mr. Rutherford has been employed by Dobson Telephone and its subsidiaries since 1988 and has worked in various capacities, including manager and coordinator of contract engineering and construction, outside plant manager, general manager, and assisted in the start-up and development of Logix's ICP operations. Prior to joining Dobson Telephone, Mr. Rutherford was employed by C.H. Guernsey & Co., a telecommunications engineering firm, for ten years working in outside plant engineering and design, and project coordination. He serves as a director of the Oklahoma High Cost Fund Board and is actively involved in the Oklahoma Telephone Association ("OTA") and the WRTA industry organizations. In addition, Mr. Rutherford serves on the Oklahoma Rural Telephone Companies technical and regulatory committees.

    GEOFFREY M. BOYD has served as Executive Vice President and Chief Financial Officer for the Company since November 1998. Mr. Boyd came to the Company from Dobson Communications where he served as Director of Mergers & Acquisitions and strategic planning since September of 1997. He has been instrumental in handling over $1.0 billion in acquisitions, including the acquisition of American Telco. Prior to joining Dobson, Mr. Boyd was a Vice President of MLC Industries, Inc., the management company for Crowley Cellular Telecommunications LP, Mid-South Cellular LP, and ACME Paging L.P. Mr. Boyd was also previously a Vice President in the specialized lending division of Shawmut Bank and an Assistant Vice President in the communications and media division of CoreStates Bank. He graduated from Dartmouth College with a B.A. in history.

    BRIAN W. BOONE, CPA, has served as the Treasurer since December 1998. Previously, Mr. Boone was an audit and business advisory manager for Arthur Andersen LLP where he served both public and privately held companies in the utility and telecommunications industries. He managed various projects including annual audits, quarterly reviews, acquisition due diligence, debt and equity public offerings and various consultation matters on accounting issues. He graduated from the University of Oklahoma with a Bachelor of Accountancy degree. In addition, Mr. Boone is a member of the National Investor Relations Instititute ("NIRI") and the American Institute of Certified Public Accountants ("AICPA").

    WALKER L. FLEMING is the Senior Vice President of Network Operations. Mr. Fleming is responsible for overseeing regulatory, facilities, human resources, and information systems. During 1998, Mr. Fleming served as Senior Vice President of Business Operations. Mr. Fleming has held senior executive positions in Fortune 50 telecommunications and aerospace companies such as Martin Marietta Aerospace, U.S. West Communications and Tele-TV Systems. Mr. Fleming served as Vice President of Operations and Project Management for Tele-TV Systems. He also served as Chief of Staff for Network and Technology at U.S. West Communications. Prior to that, Mr. Fleming served as the General Manager of Network and Technology Services and as the Director of Martin Marietta Aerospace. Mr. Fleming received his B.S. from the University of Arkansas and his M.B.A. from Southern Methodist University.

    ROBERT L. SCOTT is the Senior Vice President of Technology Strategy and Deployment. Mr. Scott is responsible for business strategy, technology road map and network deployment. Mr. Scott came to Logix in March 1998 from Janssen Pharmaceutical where he was the Director of Strategic Planning and Project Delivery. Mr. Scott's prior experience includes managing General Electric's corporate Information Technology World-Wide Network Operations Center. In addition, Mr. Scott worked in Network Operations, Engineering and International Program Management Strategies for Johnson & Johnson, General Electric and the ABC Television Network. Prior to those positions, Mr. Scott served in the U.S. Air Force for six years.

    DARREN JOHNSTON joined Logix in January 1998, and currently serves as Vice President of Sales. His current responsibilities include managing all direct sales efforts, including commercial and major accounts. Prior to joining Logix, Darren served in a business development role at US LEC opening new geographical markets. Prior to his position at US LEC, Mr. Johnston served as a Regional Sales Director at Intermedia Communications, where he successfully launched the firm's first competitive local service offering and assisted in the development and implementation of the end user sales strategy. Before joining Intermedia Communications, Mr. Johnston served as a Branch Sales Manager at WorldCom.

    E. JAY EMMET currently serves as the Vice President of Marketing, where he oversees product marketing, including data, voice, systems integration and marketing communications. Mr. Emmet joined Logix in December 1997 as Director of Voice Marketing. Previously, Mr. Emmet was the Business Cellular Program Manager for MCI Telecommunications, where his responsibilities included launch of the MCI Cellular product and integration of the Nationwide Cellular acquisition. Prior to that, Mr. Emmet was the Product Development Manager for MCI Business Calling Card. Additional marketing product development experience at MCI includes billing, debit card, wireless, international, integrated messaging and electronic commerce. Mr. Emmet was previously with Andersen Consulting's systems integration group, and served five years as a U.S. Marine Officer. He attended St. Anselm College and received a B.A. in Liberal Arts, as well as receiving an M.B.A. in Finance from American University.

    RUSSELL L. DOBSON has been a director of Dobson Communications since 1990 and was Chairman of the Board and Chief Executive Officer from 1990 to 1996. Mr. Dobson joined his father at Dobson Telephone in 1956 and became the controlling owner and Chief Executive Officer in 1975 when he purchased his father's interest. He has been active in many industry-related groups, including the OTA, WRTA and Organization for the Protection and Advancement of Small Telephone Companies.

    JUSTIN L. JASCHKE has been a director of Dobson Communications since October 1996 and of the Company since its incorporation in 1997. Mr. Jaschke has been the Chief Executive Officer of Verio, Inc., a privately held Internet access provider, since its inception in March 1996. He is also a member of Verio, Inc.'s Board of Directors. Prior to forming Verio, Inc., Mr. Jaschke served as Chief Operating Officer for Nextel Communications, Inc. ("Nextel") following its merger with OneComm Corporation ("OneComm") in July of 1995. Mr. Jaschke served as OneComm's President and a member of its Board of

Directors from the time that he joined that company in April 1993 until the merger with Nextel. Mr. Jaschke currently serves as Chairman of the Board of Directors of V-I-A Internet, Inc. and also serves on the Board of Directors of Metricom, Inc., a leading wireless data communications provider. From May 1990 to April 1993, Mr. Jaschke served as President and CEO of Bay Area Cellular Telephone Company. From November 1987 to May 1990, Mr. Jaschke was Vice President of Corporate Development of PacTel Cellular, and from 1985 to 1987 was Director of Mergers and Acquisitions of PacTel Corporation. Prior to that, Mr. Jaschke was a management consultant with Marakon Associates. Mr. Jaschke has a B.S. in mathematics from the University of Puget Sound and an M.S. in Management from the Massachusetts Institute of Technology Sloan School of Management.

    ALBERT H. PHARIS, JR., became a director of the Company in December 1998. Mr. Pharis has served as President, Chief Executive Officer and Director of Sygnet since Sygnet's inception in 1985. He has been active as a board member of CTIA since 1985 and as a member of the CTIA Executive Committee since 1989. He has also been Chairman of CTIA's Small Operators Caucus.

    DANA L. SCHMALTZ became a director of the Company in accordance with the terms of the Stockholders' Agreement dated December 23, 1998 between Dobson Communications and J.W. Childs Associates, L.P. Mr. Schmaltz is a Vice President of J.W. Childs Associates, L.P. and has been at J.W. Childs Associates, L.P. since February 1997. From 1995 to 1997, Mr. Schmaltz was an associate at DLJ Merchant Banking, Inc. Mr. Schmaltz graduated from Dartmouth College in 1989 with a B.A. in History. He received his M.B.A. from the Harvard Graduate School of Business Administration.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1998 earned by the Company's chief executive officer and its other four most highly compensated executive officers as of December 31, 1998 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                                        SECURITIES UNDERLYING
                                                                                            OPTION AWARDS
                                                                                           (# OF SHARES)(4)
                                                                                     ----------------------------
                                      ANNUAL COMPENSATION                                 DOBSON
NAME AND PRINCIPAL                 --------------------------      OTHER ANNUAL       COMMUNICATIONS      LOGIX
  POSITION(1)             YEAR      SALARY($)    BONUS(2)($)    COMPENSATION($)(3)         PLAN           PLAN
----------------------  ---------  -----------  -------------  --------------------  -----------------  ---------
Everett R. Dobson.....       1998   $ 152,160            --                --                   --             --
  Chairman of the            1997      69,000        46,000            12,600(6)                --             --
  Board and
  Chief Executive
  Officer

Stephen T. Dobson.....       1998     155,200        80,000            32,600                   --             --
  President                  1997     100,000        75,000            13,800(7)                --             --

James R. Rutherford...       1998      85,900        34,300                --                   --             --
  President of Dobson        1997      71,400        20,000                --                1,207             --
  Telephone

William Hoffman,             1998     136,100        99,500            11,800(8)                --      1,042,500
  Jr..................
                             1997      37,400        14,800(9)                                 664             --


NAME AND PRINCIPAL            ALL OTHER
  POSITION(1)            COMPENSATION($)(5)
----------------------  ---------------------
Everett R. Dobson.....        $   2,560
  Chairman of the                 2,200
  Board and
  Chief Executive
  Officer
Stephen T. Dobson.....            4,700
  President                       6,500
James R. Rutherford...            4,900
  President of Dobson             3,600
  Telephone
William Hoffman,                     --
  Jr..................
                                     --

------------------------------

 (1) Certain officers of the Company are also officers of Dobson Communications and various of its other subsidiaries. Stephen T. Dobson and James R. Rutherford are full-time employees of Logix. As a result, all of the compensation paid to these individuals, whether by Dobson Communications or Logix is included in the above summary compensation table. With respect to Everett R. Dobson, the Chief Executive Officer, the above table only includes that portion of his annual compensation which is allocated to Logix, which is currently approximately 40%. See Item 13, Certain Relationships and Related Transactions.

 (2) The bonus amount for Everett R. Dobson with respect to services performed in 1998 has not yet been determined. The bonus for 1998 represents the bonus paid in 1999 with respect to services performed in 1998. The bonus for 1997 represents the bonus paid in 1998 with respect to services performed in 1997.

 (3) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

 (4) Key employees of the Company may participate in both the Dobson Communications Plan and the Logix Plan.

 (5) Includes the matching contributions made by Dobson Communications to the account of the executive officer under Dobson Communications' 401(k) Profit Sharing Plan.

 (6) Includes $8,400 for personal use of Dobson Communications aircraft and $4,200 for a company-provided vehicle.

 (7) Includes $10,400 for personal use of Dobson Communications aircraft and $3,400 for a company-provided vehicle.

 (8) Includes $7,900 for personal use of Dobson Communications aircraft and $3,900 for a company-provided vehicle.

 (9) Includes $10,000 received upon commencement of employment.

    The Named Executive Officers listed below were granted options to purchase shares of Dobson Communications' Class B Common Stock or Logix common stock in 1998. No stock options were exercised by the Named Executive Officers in 1998:

                             OPTION GRANTS IN 1998

                                                     INDIVIDUAL GRANTS
                                                ----------------------------                POTENTIAL REALIZABLE
                                                  PERCENT OF                               VALUE AT ANNUAL RATES
                                                 TOTAL OPTIONS                             OF STOCK APPRECIATION
                                    NUMBER OF     GRANTED TO      EXERCISE                   FOR OPTION TERM(1)
                                     OPTIONS     EMPLOYEES IN       PRICE     EXPIRATION   ----------------------
NAME                                 GRANTED         1998         ($/SHARE)      DATE        5% ($)     10% ($)
----------------------------------  ----------  ---------------  -----------  -----------  ----------  ----------
LOGIX STOCK
  William J. Hoffman, Jr..........   1,042,500          63.1%     $    2.00      7/31/08    1,311,245   3,322,953

------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

                          1998 YEAR-END OPTION VALUES

                                                                      NUMBER OF SECURITIES
                                                                           UNDERLYING        VALUE OF UNEXERCISED
                                                                           UNEXERCISED           IN-THE-MONEY
                                                                       OPTIONS AT 12/31/98   OPTIONS AT 12/31/98
                                                                        (#) EXERCISABLE/       ($) EXERCISABLE/
NAME                                                                    UNEXERCISABLE(1)        UNEXERCISABLE
--------------------------------------------------------------------  ---------------------  --------------------
DOBSON COMMUNICATIONS STOCK
  William J. Hoffman, Jr............................................            133/531          $68,392/$273,568
  James R. Rutherford...............................................            241/966         $136,391/$545,564

LOGIX STOCK
  William J. Hoffman, Jr............................................        0/1,042,500               --

------------------------

(1) The value of unexercised in-the-money options at December 31, 1998 is computed as the product of (i) stock value at December 31, 1998 less stock option exercise price and (ii) number of underlying securities at December 31, 1998.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    The Company has a separate compensation committee of two members of its board of directors, Russell L. Dobson and Dana L. Schmaltz. The compensation committee sets the compensation for the executive officers of the Company. Each of the directors of the Company also serve on the board of directors of Dobson Communications and on the boards of directors of various subsidiaries of Dobson Communications. Mr. Schmaltz and Mr. Russell Dobson are the compensation committee for Dobson Communications and its other subsidiaries, so they also participate in the deliberations concerning executive officers' compensation for Dobson Communications and its subsidiaries.

EMPLOYMENT AGREEMENTS

    In connection with the employment of William J. Hoffman, Jr., in 1997, Dobson Communications agreed to provide compensation in the form of a combination of some or all of the following: salary, bonus, stock options and/or other benefits. The terms of Mr. Hoffman's employment are a $10,000 payment upon acceptance of employment, an initial annual salary of $110,000, an annual bonus ranging from 30% to 50% of his annual salary, country club initiation fees and dues, a five-year option to purchase 664 shares of Dobson Communications' Class B Common Stock at an exercise price equal to its fair market value at date of grant, with 60% of the options vesting ratably over five years and 40% vesting over five years based on the achievement of annual performance objectives. Mr. Hoffman is also entitled to a severance payment equal to one year's salary in the event of termination of employment of Mr. Hoffman without cause. The options to purchase shares of Class B Common Stock held by Mr. Hoffman become fully vested upon a change of control of Dobson Communications. Effective August 1, 1998, and pursuant to the Logix Stock Option Plan, the Company granted to Mr. Hoffman options to purchase an aggregate of 1,042,500 shares of Logix common stock over a ten year term at an exercise price of $2.00 per share, which options vest at the rate of 20% on each anniversary date of the grant.

    In connection with the employment of Geoffrey M. Boyd, the Company agreed to provide compensation in the form of a combination of salary, bonus, stock options and other benefits. The terms of Mr. Boyd's employment are an annual salary of $125,000, bonus of up to 25% of his annual salary, country club initiation fees and dues and a five year option to purchase up to 210,000 shares of the Company's common stock at an exercise price pursuant to the Logix Stock Option Plan. After one full year of service, Mr. Boyd may receive an option to purchase an additional 375,000 shares of the Company's common stock, based on performance reviews. Mr. Boyd is also entitled to a severance payment equal to one year's salary in the event of termination of employment without cause, in addition to full vesting of any stock options that would have vested by the end of the calendar year during which he was terminated.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained by Dobson Communications from September 1, 1998 through August 31, 2008. In exchange for Mr. Dobson's services, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan. Mr. Dobson's responsibilities will include representing the Company at various functions, assisting with regulatory matters and assisting executive officers of the Company in strategic planning and forecasting. In addition, Mr. Dobson has agreed not to compete with the Company. During 1998, Mr. Dobson was paid $195,000 by Dobson Communications and this amount was allocated entirely to Logix.

    Effective December 23, 1998 Albert H. Pharis, Jr. became a consultant to Dobson Communications, to assist Dobson Communications on an as-needed basis, for term of five years. Mr. Pharis will receive a fee of $40,000 for the first 90 days of such consulting period and an annual fee of $60,000 thereafter to be paid by Dobson Communications. In addition, Mr. Pharis received options to purchase 833 shares of the Dobson Communications Class B Common Stock at an exercise price of $665 per share. Mr. Pharis' options vests ratable over a five-year period and fully vests upon a change of control of Dobson Communications.

DIRECTOR COMPENSATION

    Dobson Communications reimburses directors for out-of-pocket expense incurred in attending board meetings. Directors who are officers or consultants to the Company receive no additional compensation for services rendered as directors.

    The Compensation Committee of the Board of Directors of the Company determines the compensation of the Company's executive officers. During fiscal year 1998, the members of the Compensation Committee were Russell L. Dobson, Justin L. Jaschke and a former director. Russell L. Dobson previously served as Chairman of the Board and Chief Executive Officer of Dobson Communications from 1990 to 1996. For a description of certain transactions between Mr. Dobson, Dobson Communications and the Company, see Item 13, Certain Relationships and related Transactions.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    All of the issued and outstanding capital stock of the Company is owned beneficially and of record by Dobson Operating Company which is a wholly-owned subsidiary of Dobson Communications. The following table provides information, as of December 31, 1998, concerning beneficial ownership of Dobson Communication Class A Common Stock, Class D Preferred Stock, and Class G Preferred Stock by
(a) each person known by the Company to beneficially own more than 5% of such stock, (b) each director and named executive officer of Dobson Communications who beneficially owns any Class A Common Stock, Class D Preferred Stock, or Class G Preferred Stock of Dobson Communications, and (c) all directors and executive officers as a group:

                                           CLASS A COMMON STOCK      CLASS D PREFERRED        CLASS G PREFERRED
                                                                           STOCK                    STOCK
                                          ----------------------   ----------------------   ----------------------    PERCENT OF
                                          NUMBER OF   PERCENT OF   NUMBER OF   PERCENT OF   NUMBER OF   PERCENT OF   TOTAL VOTING
NAME AND ADDRESS OF BENEFICIAL OWNER       SHARES       CLASS       SHARES       CLASS       SHARES       CLASS        POWER(1)
----------------------------------------  ---------   ----------   ---------   ----------   ---------   ----------   ------------
Everett R. Dobson (2)...................   471,388       95.8%       3,534         4.7%      37,853       100.0%         84.8%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson.......................     3,154          *           --          --           --          --             *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

J.W. Childs Associates, L.P. (3)........    17,412        3.5%      71,560        95.3%          --          --          14.7%

All directors and executive officers as
  a group (11 persons)..................   491,954      100.0%      75,094       100.0%      37,853       100.0%        100.0%

------------------------------

*   Less than 1%.

(1) In calculating the percent of total voting power, the voting power of shares of Class A Common Stock (one vote per share) and Class D Preferred Stock (presently equivalent to one vote per share) is aggregated.

(2) All such shares are held by the Dobson Partnership. As the president and sole director and shareholder of RLD, Inc., the general partner of the Dobson Partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(3) All such shares are beneficially owned by Dana L. Schmaltz, who is a director of the Company.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has adopted a policy requiring that any material transaction between the Company and persons or entities affiliated with officers, directors, or principal stockholders of Dobson Communications be on terms no less favorable to the Company than reasonably could have been obtained in an arm's length transaction with independent third parties. Any other matters involving potential conflicts of interests are to be resolved on a case-by-case basis.

    Prior to November 1, 1998, Dobson Communications leased its headquarters from WillRuss Limited Liability Company ("WillRuss") pursuant to a 10-year lease expiring in 2005. WillRuss is owned by Russell L. Dobson, a director of the Company, and his wife. Monthly rent under the lease was approximately $23,000, or $.93 per square foot. In October 1998, WillRuss sold this building to an unrelated third party. As part of this sale transaction, Dobson Communications entered into an agreement with the buyer to lease the building for a one-year term at a monthly rent of approximately $19,000. The Company subleases a portion of the space leased by Dobson Communications, and is allocated a portion of the rent. The amount allocated to the Company in 1998 was $113,000.

    Dobson Communications owns approximately 15% of the outstanding common stock of Zenex. On February 18, 1999, Prestige Investments, Inc., Zenex Long Distance, Inc. and various shareholders of Zenex Long Distance, Inc. executed a Stock Purchase Agreement which provides for the acquisition of Zenex by Prestige Investments, Inc. Completion of the sale is subject to the completion of various regulatory approvals and filings. The exact amount of consideration to be received by Dobson Communications as a selling shareholder is presently undetermined. Everett R. Dobson was a director of Zenex from August 1995 to September 1997. On January 6, 1998, a subsidiary of the Company purchased contractual rights, information data and other rights with respect to certain of Zenex's long distance customers located in areas served by Dobson Telephone for $105,000. In addition, the Company recently purchased certain long distance customers and related assets for approximately $4.5 million. In connection with the purchase of these assets of Zenex, a note payable in the amount of $284,765, including accrued interest, from Zenex to Everett R. Dobson was paid in full.

    Beginning in 1997 Dobson Communications began to provide certain administrative services, including accounting, information systems management, human resources management and marketing. Additionally, officers of Logix have also been or are currently officers of Dobson Communications and various of its other subsidiaries. Logix reimburses Dobson Communications based on Dobson Communications' cost of providing the services. Dobson Communications allocates these costs based on the subsidiaries' usage of corporate services. In 1998, the total amount charged to Logix for these administrative services and officer compensation was $4,312,000. Beginning in the fourth quarter of 1998, Logix began performing its own administrative services and, at year end, no longer relied on Dobson Communications for administrative support. As of December 31, 1998, the only shared resources will be usage of Dobson Communications owned and leased planes and the services of Everett R. Dobson.

    The Company carries telephone traffic, provides long-haul fiber transport services and provides network monitoring for Dobson Communications and its subsidiaries. These services amounted to $1.3 million in 1998.

    The Company is a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. The Company, as a member of the affiliated group with Dobson Communications joins with Dobson Communications and its other subsidiaries in filing a consolidated federal income tax return. Under the tax sharing agreement, each subsidiary's contribution toward the group's consolidated federal income tax liability is determined as if such party were at all times a separate taxpayer not included in the group. Based on this determination of separate tax liability, each subsidiary pays to Dobson Communications an amount in lieu of taxes equal to the amount the subsidiary would be obligated to pay if it filed returns as a separate taxpayer. If, but only to the extent that, the group realizes a tax benefit for any taxable year as a result of the inclusion of a subsidiary's tax items in the determination of tax liability of the group, Dobson Communications will pay to the subsidiary an amount equal to such tax benefits realized.

    As a result of various intercompany activities, including the tax sharing agreement, the Company had receivables from Dobson Communications and its subsidiaries totaling $5.1 million at December 31, 1998.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)  The following financial statements of Logix Communications Enterprises,
        Inc. are included in Item 8:

            Consolidated Balance Sheets as of December 31, 1997 and 1998.

            Consolidated Statements of Operations for the years ended December
             31, 1996, 1997 and 1998.

            Consolidated Statements of Stockholders' Equity (Deficit) for the
             years ended December 31, 1996, 1997 and 1998.

            Consolidated Statements of Cash Flows for the years ended December
             31, 1996, 1997 and 1998.

            Notes to Consolidated Financial Statements.

   (2)  Schedule of Valuation Allowance Accounts

        All other schedules have been omitted since the required information is not present, or not presence in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    EPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Logix Communications Enterprises, Inc.:

    We have audited in accordance with generally accepted auditing standards, the consolidated financial statements of Logix Communications Enterprises, Inc. and subsidiaries included in the Form 10-K and have issued our report thereon dated March 15, 1999 (except with respect to the matter discussed in Note 13, as to which the date is March 29, 1999). Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 68 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,

March 15, 1999

                                                                     SCHEDULE II

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1996, 1997 AND 1998

                                                                 BALANCE AT  CHARGED TO
                                                                 BEGINNING    COSTS AND                BALANCE AT
                                                                  OF YEAR     EXPENSES    DEDUCTIONS   END OF YEAR
                                                                 ----------  -----------  -----------  -----------
Allowance for Doubtful Accounts Receivable:
1996...........................................................  $   14,348   $  29,593    $  30,416    $  13,525
1997...........................................................      13,525      23,798       21,065       16,258
1998...........................................................      16,258     353,943       22,796      347,405

  Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

  EXHIBIT                                                                                                   METHOD OF
  NUMBERS                                           DESCRIPTION                                               FILING
-----------  ------------------------------------------------------------------------------------------  ----------------
       3.1   Registrant's Amended and Restated Certificate of Incorporation, as amended................        (1)[3.1]

       3.2   Registrant's By-laws, as amended..........................................................        (1)[3.2]

       4.1   Telephone Loan Contract dated as of November 7, 1958 between Dobson Telephone Company,
               Inc. and United States of America.......................................................        (2)[4.2]

       4.2   Telephone Loan Contract dated as of March 19, 1956 between McLoud Telephone Company and
               United States of America................................................................        (2)[4.3]

       4.3   Telephone Loan Contract dated as of January 15, 1993 between Dobson Telephone Company,
               Inc., Rural Telephone Bank and United States of America.................................        (2)[4.4]

       4.4   Restated Mortgage, Security Agreement and Financing Statement dated as of May 15, 1993
               between Dobson Telephone Company and United States of America...........................        (2)[4.5]

       4.5   Indenture dated as of June 12, 1998 between the Registrant, as Issuer, and United States
               Trust Company of New York, as Trustee...................................................        (1)[4.5]

       4.6   Escrow and Security Agreement dated June 12, 1998 among the Registrant as Pledgor, and
               Morgan Stanley & Co. Incorporated, Montgomery Securities LLC as Placement Agents, and
               United States Trust Company of New York, as Trustee.....................................        (1)[4.6]

       4.7   Registration Rights Agreement dated June 12, 1998 between the Registrant and Morgan
               Stanley & Co. Incorporated, and NationsBanc Montgomery Securities LLC...................        (1)[4.7]

      10.1   Stock Purchase Agreement, dated as of March 26, 1998, between the shareholders of American
               Telco Inc. and American Telco Network Services, Inc. and the Registrant.................        (3)[2.1]

      10.2   First Amendment to Stock Purchase Agreement among American Telco Inc. and American Telco
               Network Services, Inc. and the Registrant...............................................        (3)[2.2]

      10.3*  Letter dated September 16, 1997 from Registrant to William J. Hoffman, Jr., describing
               employment arrangement..................................................................        (4)[10.3.4]

      10.4*  Registrant's 1998 Stock Option Plan.......................................................        (1)[10.4]

      10.5*  Letter dated October 22, 1998, from the Registrant to Geoffrey M. Boyd describing
               employment arrangement..................................................................        (5)

      11     Statement re computation of per share earnings............................................        (5)

      21     Subsidiaries..............................................................................

      27.1   1998 Financial Data Schedule..............................................................        (5)

      27.2   1997 Restated Financial Data Schedule.....................................................        (5)

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-58693), as the exhibit number indicated in brackets and incorporated herein by reference;

(2) Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets, by Dobson Communications Corporation, the Company's parent, and incorporated herein by reference;

(3) Filed as an exhibit to Current Report on Form 8-K on June 30, 1998, of Dobson Communications Corporation, the Registrant's parent (File No. 333-23769), as the exhibit number indicated in brackets, and incorporated herein by reference;

(4) Filed as an exhibit the Annual Report on Form 10-K for the year ended December 31, 1998, of Dobson Communications Corporation, the Registrant's parent, as the exhibit number indicated in brackets, and incorporated herein by reference; or

(5) Filed herewith.

*   Management contract or compensatory plan or arrangement.

------------------------

(b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 31st day of March, 1999.

                                LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                By:            /s/ EVERETT R. DOBSON
                                     -----------------------------------------
                                                 Everett R. Dobson
                                             CHAIRMAN OF THE BOARD AND
                                              CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on the 31(st) day of March, 1999.

                          NAME                                                     TITLE
--------------------------------------------------------  --------------------------------------------------------

                 /s/ EVERETT R. DOBSON                    Chairman of the Board, Chief Executive Officer
      --------------------------------------------          (Principal Executive Officer), Secretary and Director
                   Everett R. Dobson

                 /s/ STEPHEN T. DOBSON                    President and Director
      --------------------------------------------
                   Stephen T. Dobson

                  /s/ GEOFFREY M. BOYD                    Executive Vice President and Chief Financial Officer
      --------------------------------------------          (Principal Financial Officer and Principal Accounting
                    Geoffrey M. Boyd                        Officer)

                 /s/ RUSSELL L. DOBSON                    Director
      --------------------------------------------
                   Russell L. Dobson

                 /s/ JUSTIN L. JASCHKE                    Director
      --------------------------------------------
                   Justin L. Jaschke

               /s/ ALBERT H. PHARIS, JR.                  Director
      --------------------------------------------
                 Albert H. Pharis, Jr.

                  /s/ DANA L. SCHMALTZ                    Director
      --------------------------------------------
                    Dana L. Schmaltz

    Supplemental Information to be Furnished With Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act.

    The Company has not sent, and does not intend to send, an annual report to security holders covering its last fiscal year, nor has the Company sent a proxy statement, form of proxy or other proxy soliciting material to its security holders with respect to any annual meeting of security holders.