Form 10-Q
period 1999-03-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1999-05-14
CIK 1065458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                             73-1533356
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)

           3555 N.W. 58TH STREET
                TENTH FLOOR
          OKLAHOMA CITY, OKLAHOMA                         73112
  (Address of principal executive offices)             (Zip Code)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At May 10, 1999, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

                         PART I. FINANCIAL INFORMATION

                                                                                                                PAGE
                                                                                                                -----

Item 1.  Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...................           3

        Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 1999 and
         1998..............................................................................................           4

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 1999 and
         1998..............................................................................................           5

        Notes to Condensed Consolidated Financial Statements...............................................           6

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.............          10

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.........................................          17

                                               PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.................................................................................          17

Item 2.  Changes in Securities and Use of Proceeds.........................................................          17

Item 3.  Defaults Upon Senior Securities...................................................................          17

Item 4.  Submission of Matters to a Vote of Security Holders...............................................          17

Item 5.  Other Information.................................................................................          17

Item 6.  Exhibits and Reports on Form 8-K..................................................................          18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)
                                  (UNAUDITED)
                                     ASSETS

                                                                                         MARCH 31,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents............................................................  $    9,002   $   31,675
  Restricted cash and investments......................................................      39,262       37,572
  Accounts receivable, net.............................................................      18,303       16,837
  Receivables-affiliates...............................................................         873        5,081
  Other current assets.................................................................       2,757        2,330
                                                                                         ----------  ------------
      Total current assets.............................................................      70,197       93,496
                                                                                         ----------  ------------
PROPERTY, PLANT AND EQUIPMENT, net.....................................................      96,402       89,508
                                                                                         ----------  ------------
OTHER ASSETS:
  Restricted cash and investments......................................................      61,379       61,988
  Goodwill, net........................................................................     124,973      126,244
  Excess purchase cost over original cost of assets acquired, net......................       2,558        2,581
  Deferred financing costs, net........................................................      10,568       10,869
  Other intangibles, net...............................................................       4,835        5,214
  Investment in unconsolidated partnership and other...................................       2,567        2,521
                                                                                         ----------  ------------
      Total other assets...............................................................     206,880      209,418
                                                                                         ----------  ------------
      Total assets.....................................................................  $  373,479   $  392,421
                                                                                         ----------  ------------
                                                                                         ----------  ------------
                                 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
CURRENT LIABILITIES:
  Accounts payable.....................................................................  $   20,159   $   29,477
  Accrued expenses.....................................................................      14,544        4,337
  Current portion of long-term debt....................................................       1,181        1,171
  Deferred revenue and customer deposits...............................................         401          424
                                                                                         ----------  ------------
    Total current liabilities..........................................................      36,285       35,410
LONG-TERM DEBT, net of current portion.................................................     375,953      376,327
DEFERRED CREDITS.......................................................................         105          108
STOCKHOLDER'S EQUITY (DEFICIT):
  Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 71,250,000
    shares issued and outstanding......................................................         713          713
  Paid-in capital......................................................................      11,448       11,448
  Retained earnings (deficit)..........................................................     (51,025)     (31,585)
                                                                                         ----------  ------------
    Total stockholder's equity (deficit)...............................................     (38,864)     (19,424)
                                                                                         ----------  ------------
      Total liabilities and stockholder's equity (deficit).............................  $  373,479   $  392,421
                                                                                         ----------  ------------
                                                                                         ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                (IN THOUSANDS, EXCEPT SHARES AND PER SHARE DATA)

                                  (UNAUDITED)

                                                                                          THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                     ----------------------------
                                                                                         1999           1998
                                                                                     -------------  -------------
REVENUE............................................................................  $      26,793  $       5,290
OPERATING EXPENSES:
  Wholesale, network and product costs.............................................         15,831            685
  Facilities administration and maintenance........................................          2,777            953
  Selling, general and administrative..............................................         13,224          3,744
  Depreciation and amortization....................................................          4,538          1,297
                                                                                     -------------  -------------
    Total operating expenses.......................................................         36,371          6,679
                                                                                     -------------  -------------
OPERATING LOSS:                                                                             (9,578)        (1,389)
OTHER INCOME (EXPENSE):
  Equity in income of unconsolidated partnership...................................             46             25
  Interest income..................................................................          1,776              5
  Interest expense.................................................................        (11,681)          (321)
  Other............................................................................             (4)            10
                                                                                     -------------  -------------
    Total other expense, net.......................................................         (9,863)          (281)
                                                                                     -------------  -------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE...        (19,441)        (1,670)
INCOME TAX BENEFIT.................................................................             --            635
                                                                                     -------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE....................        (19,441)        (1,035)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net of income tax benefit of
  $429 in 1998.....................................................................             --           (699)
                                                                                     -------------  -------------
NET LOSS...........................................................................  $     (19,441) $      (1,734)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE
  Before cumulative effect of change in accounting principle.......................  $        (.27) $        (.02)
  Cumulative effect of change in accounting principle..............................             --           (.01)
                                                                                     -------------  -------------
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDER PER COMMON SHARE..........  $        (.27) $        (.03)
                                                                                     -------------  -------------
                                                                                     -------------  -------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING...................................     71,250,000     71,250,000
                                                                                     -------------  -------------
                                                                                     -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                             ---------------------
                                                                                                1999       1998
                                                                                             ----------  ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss.................................................................................  $  (19,441) $  (1,735)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities--
    Depreciation and amortization..........................................................       4,538      1,297
    Amortization of bond premium and financing cost........................................         515         --
    Deferred income taxes and investment tax credits, net..................................          (2)      (571)
    Cumulative effect of change in accounting principle....................................          --      1,128
    Accrued interest on restricted investments.............................................      (1,275)        --
    Equity in income of unconsolidated partnership.........................................         (46)       (25)
  Changes in current assets and liabilities-
    Accounts receivable....................................................................      (1,466)      (258)
    Other current assets...................................................................        (428)       411
    Accounts payable.......................................................................      (9,318)      (416)
    Accrued expenses.......................................................................      10,207        285
    Deferred revenue and customer deposits.................................................         (23)        55
                                                                                             ----------  ---------
      Net cash provided by (used in) operating activities..................................     (16,739)       172
                                                                                             ----------  ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................................      (9,893)    (2,335)
  Purchase of customer lists...............................................................         (37)      (125)
  Acquisition escrow deposit...............................................................          --     (5,000)
  Decrease in receivables--affiliates, net.................................................       4,208      8,704
  Investments in unconsolidated subsidiaries and other.....................................         171        (17)
                                                                                             ----------  ---------
      Net cash provided by (used in) investing activities..................................      (5,551)     1,227
                                                                                             ----------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt.............................................................        (365)      (276)
  Deferred financing costs.................................................................         (18)        --
                                                                                             ----------  ---------
      Net cash used in financing activities................................................        (383)      (276)
                                                                                             ----------  ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.......................................     (22,673)     1,123
CASH AND CASH EQUIVALENTS, beginning of period.............................................      31,675        254
                                                                                             ----------  ---------
CASH AND CASH EQUIVALENTS, end of period...................................................  $    9,002  $   1,377
                                                                                             ----------  ---------
                                                                                             ----------  ---------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1999

                                  (UNAUDITED)

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

2. PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements of the Company include the accounts of Logix Communications Enterprises, Inc., Dobson Telephone Company, Inc. ("Dobson Telephone"), Logix Communications Corporation ("LCC") and Dobson Fiber/FORTE of Colorado, Inc. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

    The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1998 Logix Communications Enterprises, Inc. Annual Report on Form 10-K. Reference is made to the "Notes to Consolidated Financial Statements" under Item 8 of the 1998 Form 10-K for additional disclosure.

3. RECENT ACQUISITIONS

    On June 15, 1998, the Company purchased the common stock of American Telco, Inc. and American Telco Network Servies, Inc. (collectively, "American Telco") for $131.5 million (the "ATI Acquisition"). The ATI Acquisition expanded the Company's ICP operations to five major Texas markets: Houston, Dallas, Fort Worth, San Antonio and Austin.

    On June 22, 1998, the Company purchased certain long distance customers and related assets of Zenex Long Distance, Inc. d/b/a Zenex Communications, Inc. for $4.7 million ("the Zenex Acquisition"). The Zenex Acquisition increased the Company's customer base in Oklahoma City.

    On November 20, 1998, the Company purchased substantially all of the assets of SysComm Design, Inc. ("SysComm") for $4.1 million (the "SysComm Acquisition"). The SysComm Acquisition increased the Company's customer base and direct sales force in Dallas, Corpus Christi, Austin and Houston and expanded the Company's customer premise equipment product line offerings.

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the quarters ended March 31, 1999 and 1998, as if the purchases occurred at the beginning of the respective periods. The unaudited pro forma information is presented for informational purposes

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 MARCH 31, 1999

                                  (UNAUDITED)

3. RECENT ACQUISITIONS (CONTINUED)
only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

(In thousands, except per share data)                                              MARCH 31, 1999  MARCH 31, 1998
                                                                                   --------------  --------------
                                                                                            (UNAUDITED)
Operating revenue................................................................   $     26,793     $   23,727
Loss before cumulative effect....................................................   $    (19,441)    $   (8,520)
Net loss.........................................................................   $    (19,441)    $   (9,219)
Basic net loss per share.........................................................   $       (.27)    $     (.19)

4. REPORT OF BUSINESS SEGMENTS

    The Company operates in two reportable segments: ILEC and ICP. The segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, defined below, and loss before income taxes, extraordinary items and cumulative effect of change in accounting principles. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to each segment. The segments do not have significant non-cash items other than depreciation and amortization in reported net loss. A summary of the Company's operations by segment is as follows:

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 1999
                                                                        -----------------------------------------
                                                                            ILEC           ICP          TOTAL
                                                                        -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue.....................................................
  External............................................................    $   4,002     $   22,791    $   26,793
  Intersegment........................................................           --            912           912
  Intersegment revenue(1).............................................           --             --          (912)
                                                                             ------    ------------  ------------
  Total operating revenue.............................................    $   4,002     $   23,703    $   26,793
                                                                             ------    ------------  ------------
Adjusted EBITDA(2)....................................................    $   2,900     $   (7,940)   $   (5,040)
Depreciation and amortization.........................................         (718)        (3,820)       (4,538)
Interest expense, net.................................................         (443)        (9,462)       (9,905)
Other income, net.....................................................           --             42            42
                                                                             ------    ------------  ------------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle..............................................    $   1,739     $  (21,180)   $  (19,441)
                                                                             ------    ------------  ------------
                                                                             ------    ------------  ------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 MARCH 31, 1999

                                  (UNAUDITED)

4. REPORT OF BUSINESS SEGMENTS (CONTINUED)

                                                                                   THREE MONTHS ENDED
                                                                                     MARCH 31, 1998
                                                                        -----------------------------------------
                                                                            ILEC           ICP          TOTAL
                                                                        -------------  ------------  ------------
                                                                                     (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
External..............................................................    $   3,769     $    1,521    $    5,290
  Intersegment........................................................           --            101           101
  Intersegment revenue(1).............................................           --             --          (101)
                                                                             ------    ------------  ------------
  Total operating revenue.............................................    $   3,769     $    1,622    $    5,290
                                                                             ------    ------------  ------------
Adjusted EBITDA(2)....................................................    $   2,021     $   (2,113)   $      (92)
Depreciation and amortization.........................................         (817)          (480)       (1,297)
Interest expense, net.................................................         (316)            --          (316)
Other income, net.....................................................           10             25            35
                                                                             ------    ------------  ------------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle..............................................    $     898     $   (2,568)   $   (1,670)
                                                                             ------    ------------  ------------
                                                                             ------    ------------  ------------

                                                                                        MARCH 31,    DECEMBER 31,
                                                                                           1999          1998
                                                                                       ------------  ------------
                                                                                             (IN THOUSANDS)
INVESTMENT INFORMATION:
Segment Assets
ILEC.................................................................................   $   45,327    $   47,978
ICP..................................................................................      330,301       351,231
Intersegment receivables(1)..........................................................       (2,149)       (6,788)
                                                                                       ------------  ------------
  Total segment assets...............................................................   $  373,479    $  392,421
                                                                                       ------------  ------------
                                                                                       ------------  ------------

------------------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) Adjusted EBITDA, as defined by the Company, represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense), extraordinary items and cumulative effect of changes in accounting principles.

5. COMMITMENTS

    In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $9.75 million for a period of 24 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.25 million of monthly services from October 1998 through December 1998. Beginning in January 1999, the Company is obligated to purchase $.5 million of monthly services through June 2000. Of this commitment, $7.7 million remained at March 31, 1999.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 MARCH 31, 1999

                                  (UNAUDITED)

5. COMMITMENTS (CONTINUED)
    In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. Of this commitment, $16.0 million remained at March 31, 1999.

    On June 30, 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998 and June 30, 2000 for the recently launched ICP operations. Of this commitment, $10.3 million remained at March 31, 1999.

    On June 30, 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $10.3 million remained at March 31, 1999.

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

6. SUBSEQUENT EVENTS

    On April 8, 1999, LCC closed on a $75 million revolving credit facility ("Credit Facility"). Borrowings under the Credit Facility will be secured by all current and future assets of LCC. Interest on borrowings under the Credit Facility will accrue at variable rates. Commencing with the quarter ended June 30, 2002 the borrowings under the Credit Facility will reduce quarterly at a rate of 8.3%. The total commitment will be fully reduced by March 31, 2005. Upon closing the Credit Facility, the Company has availability of $30 million, with increased availability upon satisfaction of certain conditions established in the Credit Agreement. The Credit Facility will require the Company to maintain certain financial ratios. Failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. Borrowings under the Credit Facility will be used to fund general corporate operations, capital expenditures and future acquisitions, as the Company continues to enhance its existing market presence.

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

REVENUE

    ILEC OPERATIONS. The Company, through its predecessors, began providing ILEC services in 1936. The Company currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. As of March 31, 1999 and 1998, the ILEC operations served 13,588 and 12,812 access lines, respectively. Logix's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by IXCs for providing access from the IXCs point of presence to the end user who makes or receives a long distance call; and (iii) support revenue, which is paid by federal and state agencies to companies, such as Logix, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal.

    Support revenue, which consists of high cost funds ("HCF") from state agencies and universal service funds ("USF") from federal and state agencies, accounted for approximately 29.6% and 32.3% of Logix's revenue from its ILEC operations, or $1.2 million for each of the three months ended March 31, 1999 and 1998, respectively.

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

    ICP OPERATIONS. The Company began offering facilities-based ICP services in October 1997 and currently provides these services to customers in major markets in Oklahoma and Texas. The Company's ICP operation generates revenue from local exchange, long distance, enhanced data, Internet, intranet and extranet services, private line, integration services and fiber operation services. As of March 31, 1999 and 1998, the Company's ICP operations serviced 44,232 and 1,195 access lines. The Company typically obtains a one-year contract with minimum monthly usage from its business ICP customers.

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

    The Company incurred operating losses and negative cash flows from operations and negative earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items and changes in accounting principles ("Adjusted EBITDA") related to its ICP services for the three months ended March 31, 1999 and for the year ended December 31, 1998. Such negative cash flows from operations and negative Adjusted EBITDA are expected to continue until Logix further expands its ICP operations and subscriber base. These losses were primarily a result of selling, general and administrative ("SG&A") expenses. As a result of the further expansion of its ICP operations the Company will continue to incur significant increases in expenses associated with these activities. Also, the Company expects that the addition of ICP services will have an adverse impact on its combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on its ILEC operations.

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

COST AND EXPENSES

    The Company's primary operating expense categories include: wholesale, network and product costs; facilities administration and maintenance; SG&A; and depreciation and amortization.

    Wholesale, network and product costs for Logix's ICP operations consist primarily of the fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies. The Company has deployed several digital switching platforms with local and long distance capability and leases fiber trunking capacity from ILECs and competitive local exchange carriers ("CLECs") to connect the Company's switches with its transmission equipment co-located in ILEC central offices. The Company intends to deploy similar switching platforms in strategic Tier II and Tier III cities in Oklahoma and Texas. The Company will lease unbundled loop and high capacity digital lines from the ILECs to connect its customers and other carriers' networks to the Company's network. These charges vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for co-location. The Company will use its own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The Company may be obligated to pay under-utilization charges in the event it over-estimates its requirements; however, in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. Also, the Company will need to increase the capacity of its switches and add additional advanced network presence ("ANP") devices and switches as market demand warrants.

    Facilities administration and maintenance for ILEC and ICP operations consists primarily of costs associated with operating and maintaining the Company's facilities.

    SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel and internal network maintenance. Selling expenses include commissions for the Company's sales program. Commissions are paid to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers. As the Company's customer base grows, and as the Company expands into new geographic markets, adds new sales offices and facilities and enlarges its current product offerings, the facilities administration and maintenance and SG&A are expected to increase substantially.

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

    THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1998

    REVENUE. For the three months ended March 31, 1999, total revenue increased $21.5 million, or 406.2%, to $26.8 million from $5.3 million in the first three months of 1998. The following table sets forth the components of the Company's revenue for the three months ended March 31:

                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
                                                                           --------------------
ILEC.....................................................................  $   4,002  $   3,769
ICP......................................................................     22,791      1,521
                                                                           ---------  ---------
  Total..................................................................  $  26,793  $   5,290
                                                                           ---------  ---------
                                                                           ---------  ---------

    ILEC. ILEC revenue increased $.2 million, or 6.2%, to $4.0 million for the three months ended March 31, 1999, compared to $3.8 million for the three months ended March 31, 1998, due primarily to increased support revenue.

    ICP. ICP revenue increased $21.3 million to $22.8 million for the three months ended March 31, 1999, from $1.5 million for the three months ended March 31, 1998, due primarily to the acquisition of American Telco and internal growth. ICP revenue for the three months ended March 31, 1999, consist primarily of charges for local and long-distance service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the three months ended March 31, 1999 and 1998, fiber and network management services accounted for $1.8 million and $1.2 million, respectively, of ICP revenue.

    WHOLESALE, NETWORK AND PRODUCT COST. For the three months ended March 31, 1999, the wholesale, network and product costs increased $15.1 million to $15.8 million from $.7 million in the comparable period in 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to the ICP segment. The increase was primarily due to the acquisition of American Telco combined with increases in wholesale, local, long distance and equipment charges as the Company expanded its operations. Excluding the acquisition of American Telco, wholesale cost increases were due to growth in the number of access lines and long distance minutes of use sold combined with increases in equipment sales.

    FACILITIES ADMINISTRATION AND MAINTENANCE. For the three months ended March 31, 1999, facilities administration and maintenance expenses increased $1.8 million, or 191.4%, to $2.8 million from $1.0 million in the comparable period in 1998. The increase was primarily due to increased operations personnel in the Company's ICP operations to support the Company's expanded facilities-based systems. Included in ICP wholesale, network and product cost for each of the three months ended March 31, 1999 and 1998 is $.2 million of costs related to fiber long-haul transport services and network management services.

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 1999, SG&A costs increased $9.5 million, or 253.0%, to $13.2 million compared to $3.7 million in the first three months of 1998. The increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations. Total employees increased from 140 at March 31, 1998 to 740 at March 31, 1999. The Company has also experienced an increase of $1.2 million in building rent for the three months ended March 31, 1999 compared to the three months ended March 31, 1998, related to expanded operations.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended March 31, 1999, depreciation and amortization expense increased $3.2 million, or 249.9%, to $4.5 million from $1.3 million in the first three months of 1998. The ILEC segment's depreciation and amortization expense remained relatively consistent between periods at $.7 million for the three months ending March 31, 1999, as compared to $.8 million in the first three months of 1998. The ICP segment's depreciation and amortization expense increased $3.3 million, to $3.8 million for the three months ended March 31, 1999. This increase is primarily a result of depreciation and amortization on assets purchased for its ICP business and assets acquired, including goodwill, in its acquisition of American Telco.

    OPERATING LOSS. As a result of the items discussed above, operating income for the three months ended March 31, 1999, increased $8.2 million to a loss of $9.6 million from a loss of $1.4 million in the first three months of 1998.

    INTEREST INCOME. Interest income for the three months ended March 31, 1999 increased to $1.8 million from a minimal amount earned for the same period in 1998. Interest income relates primarily to interest earned on the funds held in escrow and cash on hand from the issuance of the 12 1/4% Senior Notes due in 2008 ("Senior Notes") issued in June 1998.

    INTEREST EXPENSE. Interest expense for the three months ended March 31, 1999 increased $11.4 million, to $11.7 million from $.3 million for the same period in 1998. The increase in interest expense is a result of the issuance of the Senior Notes.

    LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECTS OF CHANGES IN ACCOUNTING PRINCIPLES. As a result of the items discussed above, loss before income taxes and extraordinary items for the three months ended March 31, 1999, increased $17.7 million to $19.4 million from $1.7 million in the first three months of 1998.

    ILEC. Income before income taxes and cumulative effect of change in accounting principle from the Company's ILEC operations increased $.8 million to $1.7 million for the three months ended March 31, 1999 from $.9 million in the three months ended March 31, 1998.

    ICP. Loss before income taxes and cumulative effect of change in accounting principle from the Company's ICP operations increased $18.5 million to $21.1 million for the three months ended March 31, 1999 from $2.6 million in the three months ended March 31, 1998.

IMPACT OF YEAR 2000 ISSUE

    In April 1998, Logix Communications, in conjunction with Dobson Communications, established a multi-disciplined team to perform a Year 2000 Impact Analysis for the corporation. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 Compliance Manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

    To date, Logix Communications has completed an inventory of Logix's automated systems and services and an impact analysis that identified significant risk areas by line of business, identified specific compliance requirements, and estimated costs and completion dates for affected systems.

    The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as part of existing maintenance and/or service agreements at a nominal cost to the Company. These updates will be in place before the end of 1999. Management has also focused on evaluating software systems of acquired companies. Management has determined that American Telco's OSS is not Year 2000 compliant; however, the Company expects its new operations support system ("OSS") which will replace American Telco's, to be Year 2000 compliant and will be in place before the end of 1999. The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements are approximately $.5 million. Additionally, such costs incurred will be expensed as incurred, which could have an adverse effect on the current operating results.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically generated positive cash flow from operations and Adjusted EBITDA in its ILEC business and historically financed its ILEC business through government loans. The Company's ILEC business has also historically generated income before income taxes and cumulative effect of change in accounting principle. The Company's ILEC business receives support revenue from federal and state agencies that accounted for approximately 29.6% and 32.3% of its revenues for the three months ended March 31, 1999, and 1998, respectively. This support revenue contributes significantly to the ILEC's positive cash flow from operations, Adjusted EBITDA and income before income taxes and cumulative effect of change in accounting principle.

    The Company has experienced negative cash flow from operations and Adjusted EBITDA and loss before income taxes and cumulative effect of change in accounting principle in the first three months of 1999 and for the year ended 1998 in its ICP business. These negative cash flows from operations and Adjusted EBITDA and loss before income taxes and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as the Company works to expand the ICP business. The Company will continue to incur losses before income taxes and cumulative effect of change in accounting principle and will continue to generate negative cash flow from operations and Adjusted EBITDA until it develops and expands its ICP operations and customer base. The successful implementation of the Company's strategy, including the expansion of its networks and customer base, and significant and sustained growth in the Company's cash flows is necessary for the Company to meet its debt service requirements, including its obligations on the Senior Notes. The Company expects negative cash flow and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle on a consolidated basis for the remainder of 1999 and to continue as the Company expands its ICP operations.

    Net cash provided by (used in) operating activities was $(15.5) million for the three months ended March 31, 1999, compared to $.2 million for the same period of 1998. The increase in net cash used in operating activities during first quarter 1999 primarily related to increased operating expenses and increased interest expense as a result of the Senior Note offering consummated in June 1998, offset by depreciation and amortization.

    Net cash provided by (used in) investing activities totaled $(5.6) million and $1.2 million for the three months ended March 31, 1999, and 1998, respectively. The first quarter 1999 investing activities primarily related to capital expenditures offset by a decrease in affiliate receivables. In the first quarter of 1998, investing activities related to capital expenditures and the funding of an escrow deposit relating to the Acquisition of American Telco offset by a decrease in affiliate receivables.

    Net cash used in financing activities was $1.7 million and $.3 million for the three months ended March 31, 1999, and 1998, respectively. The net cash used in financing activities during the three months ended March 31, 1999 primarily resulted from interest earned on the restricted investments purchased to finance the Senior Note offering and repayments of long-term debt. The net cash used in financing activities during the three months ended March 31, 1998 primarily resulted from repayments of long-term debt.

    Capital expenditures for the three months ended March 31, 1999 and 1998 were $9.9 million and $2.3 million, respectively. The Company expects its capital expenditures (excluding cost of acquisitions) to total approximately $41 million for 1999, of which $31 million relates to the ICP operations. The capital expenditures will be primarily for the purchase of: 1) remote switching equipment for the ILEC to enable switching of the ILEC off of the Oklahoma City DMS 500; 2) customer premise equipment channel banks required to service Direct T customers; 3) switches and related equipment and infrastructure enhancements, including expenditures for limited co-location equipment and space ("co-locates"); and 4) expenditures related to the replacement of OSS and back office systems. The Company may also expand its rollout and expenditures for co-locates in 1999, which could add up to an additional $30 million in capital expenditures depending upon certain regulatory decisions regarding co-locates and timing. The Company currently does not plan to add any significant amount of fiber optic mileage to its long-haul network through construction, although it will seek to expand to additional cities through interconnection agreements with other carriers and/or long-term buying arrangements of fiber optic capacity. Continued significant capital expenditures for the ICP operations are expected to be made after 1999, primarily for customer premise equipment, maintenance, switch expansion and/or upgrades and co-locates. The amount and timing of capital expenditures may differ materially from the foregoing estimate depending on numerous factors, including the rate at which the Company expands and develops its networks and customer base, the Company's ability to negotiate favorable prices for purchases of equipment and to acquire and integrate necessary OSS and other back office systems, whether the Company consummates additional acquisitions and factors beyond the Company's control, such as economic conditions, competition, market and regulatory developments and availability of capital.

    In May 1998 the Company entered into a two year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $9.75 million, subject to upward adjustment depending on actual use. In connection with the Zenex Acquisition, the Company entered into an agreement with WorldCom whereby the Company will lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. On June 30, 1998, the Company agreed to purchase $25.2 million of switching equipment prior to June 30, 2000 for the Company's recently launched ICP operations. Also on June 30, 1998, the Company agreed to purchase certain customer support services over a 60 month period ending in July 2000 for $13.7 million.

    Upon consummation of the Senior Note offering, the Company purchased $122.0 million of restricted investments, consisting of U.S. government securities, that are held as security for the payment of the first six scheduled payments of interest on the Senior Notes. The restricted investments are held by a trustee as security for the benefit of the holders of the Senior Notes. As of March 31, 1999, the Company had restricted investments of $100.6 million.

    As of March 31, 1999, the Company had $377.1 million of indebtedness (including $27.1 million of secured indebtedness under the Rural Utility Service ("RUS")/Rural Telephone Bank ("RTB") Facility) and stockholder's deficit of $51.0 million. The RUS/RTB existing loans have scheduled maturities between 1999 and 2028. On October 14, 1998, RUS/RTB approved an additional 17 year loan facility to the Company that will provide $16.9 million in loan funds, of which $10.7 million and $6.2 million is being provided by the RUS and RTB, respectively. As of March 31, 1999, no new loan funds were borrowed against this new facility. On April 8, 1999, the Company closed on a $75 million Credit Facility with NationsBanc, N.A. being the administrative agent for the Credit Facility. Borrowings under the Credit Facility will be used to fund general corporate operations, capital expenditures and future acquisitions, as the Company continues to enhance its existing market presence. Although there can be no assurance, management believes that cash flow from operations and borrowings under the RUS/RTB Facility and the Credit Facility will be sufficient to fund the replacement of its OSS and the expansion of its business as currently planned through 1999, including its negative cash flow from its ICP operations.

    The Credit Facility will require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. The Credit Facility will begin to amortize in 2002 and terminate in 2005. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. Because of the restrictions in the lending agreements and note indentures of Dobson Communications, capital contributions to the Company by Dobson Communications will be limited or prohibited.

FORWARD-LOOKING STATEMENTS

    The description of the Company's plans set forth herein, including the Company's plans and strategies, its anticipation of revenues from designated markets, the markets for the Company's services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or the Company's performance to differ materially from plans include, without limitation, the Company's ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; the Company's ability to manage its rapid growth successfully and to compete effectively in its ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than those of the

Company; the Company's ability to successfully market its services to current and new customers, interconnect with ILECs, integrate its OSS and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing the Company. Readers are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. The Company undertakes no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in the Company's business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed rate debt are shown in Note 13 to the 1998 Consolidated Financial Statements. Based on our market risk sensitive instruments outstanding at March 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    Not applicable.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    Not applicable.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    Not applicable.

ITEM 5. OTHER INFORMATION

    Not applicable.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits
       The following exhibits are filed as a part of this report:

EXHIBIT NUMBER                                              DESCRIPTION
---------------  -------------------------------------------------------------------------------------------------

     27.1        Financial Data Schedule--Three Months Ended March 31, 1999

    (b)  Reports on Form 8-K
Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 14, 1999                        LOGIX COMMUNICATIONS ENTERPRISES, INC.
                                      /s/ Geoffrey M. Boyd
                                      EXECUTIVE VICE PRESIDENT AND CHIEF
FINANCIAL OFFICER
                                      (PRINCIPAL FINANCIAL OFFICER)