Form 10-Q/A
period 1999-03-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1999-06-18
CIK 1065458

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q/A

/X/ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended March 31, 1999

/ / Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from ________ to __________

                         Commission File No. 333-58693

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
             --------------------------------------------------------
              (Exact name of registrant as specified in its charter)

           Oklahoma                                              73-1533356
-------------------------------                                  ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

3555 N.W. 58th Street
Tenth Floor
Oklahoma City, Oklahoma                                             73112
-----------------------------------                          -------------------
(Address of principal executive offices)                          (Zip Code)

                                 (405) 516-8400
             ------------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES  X            NO
                                ---              ---

         At May 10, 1999, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               Index to Form 10-Q


                          PART I. FINANCIAL INFORMATION

                                                                                                 Page
                                                                                                 ----
Item 1.  Condensed Consolidated Financial Statements (Unaudited):

            Condensed Consolidated Balance Sheets as of March 31, 1999 and December 31, 1998...    3

            Condensed  Consolidated  Statements of Operations for the Three Months Ended
            March 31, 1999 and 1998............................................................    5

            Condensed  Consolidated  Statements of Cash Flows for the Three Months Ended
            March 31, 1999 and 1998............................................................    6

            Notes to Condensed Consolidated Financial Statements...............................    7

Item 2.  Management's  Discussion and Analysis of Financial  Condition and Results of
         Operations............................................................................   13

Item 3.  Quantitative and Qualitative Disclosure about Market Risk.............................   25


                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.....................................................................   25

Item 2.  Changes in Securities and Use of Proceeds.............................................   25

Item 3.  Defaults Upon Senior Securities.......................................................   25

Item 4.  Submission of Matters to a Vote of Security Holders...................................   25

Item 5.  Other Information.....................................................................   25

Item 6.  Exhibits and Reports on Form 8-K......................................................   25

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                          (In thousands, except shares)
                                   (Unaudited)

                                                                       March 31,   December 31,
                                                                         1999          1998
                                                                       ---------    ---------
ASSETS

CURRENT ASSETS:
    Cash and cash equivalents                                          $  9,002     $ 31,675
    Restricted cash and investments                                      39,262       37,572
    Accounts receivable, net                                             18,303       16,837
    Receivables-affiliates                                                  873        5,081
    Other current assets                                                  2,757        2,330
                                                                       ---------    ---------
             Total current assets                                        70,197       93,496
                                                                       ---------    ---------
PROPERTY, PLANT AND EQUIPMENT, net                                       96,402       89,508
                                                                       ---------    ---------
OTHER ASSETS:
    Restricted cash and investments                                      61,379       61,988
    Goodwill, net                                                       124,973      126,244
    Excess purchase cost over original cost of assets acquired, net       2,558        2,581
    Deferred financing costs, net                                        10,568       10,869
    Other intangibles, net                                                4,835        5,214
    Investment in unconsolidated partnership and other                    2,567        2,521
                                                                       ---------    ---------
             Total other assets                                         206,880      209,418
                                                                       ---------    ---------
             Total assets                                              $373,479     $392,421
                                                                       =========    =========
LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
   Accounts payable                                                    $ 20,159     $ 29,477
   Accrued expenses                                                      14,544        4,337
   Current portion of long-term debt                                      1,181        1,171
   Deferred revenue and customer deposits                                   401          424
                                                                       ---------    ---------
      Total current liabilities                                          36,285       35,410


LONG-TERM DEBT, net of current portion                                  375,953      376,327
DEFERRED CREDITS                                                            105          108
STOCKHOLDER'S DEFICIT:
   Class A Common Stock, $.01 par value, 100,000,000 shares
   authorized and 71,250,000 shares issued and outstanding                  713          713
   Paid-in capital                                                       11,448       11,448
   Retained deficit                                                     (51,025)     (31,585)
                                                                       ---------    ---------
     Total stockholder's deficit                                        (38,864)     (19,424)
                                                                       ---------    ---------
        Total liabilities and stockholder's deficit                    $373,479     $392,421
                                                                       =========    =========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                              Three months ended
                                                                   March 31,
                                                           -------------------------
                                                               1999          1998
                                                           -----------   -----------
REVENUE                                                       $28,554       $ 5,290
OPERATING EXPENSES:
  Cost of service                                              20,370         1,638
  Selling, general and administrative                          13,224         3,744
  Depreciation and amortization                                 4,538         1,297
                                                           -----------   -----------
        Total operating expenses                               38,132         6,679
                                                           -----------   -----------
OPERATING LOSS:                                                (9,578)       (1,389)
OTHER INCOME (EXPENSE):
    Equity in income of unconsolidated partnership                 46            25
    Interest income                                             1,776             5
    Interest expense                                          (11,681)         (321)
    Other                                                          (4)           10
                                                           -----------   -----------
        Total other expense, net                               (9,863)         (281)
                                                           -----------   -----------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
    CHANGE IN ACCOUNTING PRINCIPLE                            (19,441)       (1,670)

INCOME TAX BENEFIT                                                  -           635
                                                           -----------   -----------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE                                      (19,441)       (1,035)
CUMULATIVE EFFECT OF CHANGE IN
    ACCOUNTING PRINCIPLE, net of income tax
    benefit of $429 in 1998                                         -           (699)
                                                           -----------   -----------
NET LOSS                                                     $(19,441)       $(1,734)
                                                           ===========   ===========
BASIC NET LOSS APPLICABLE TO  COMMON STOCKHOLDER
    PER COMMON SHARE
    Before cumulative effect of change in accounting
       principle                                                $(.27)         $(.02)
    Cumulative effect of change
      in accounting principle                                       -           (.01)
                                                           -----------   -----------
BASIC NET LOSS APPLICABLE TO COMMON
    STOCKHOLDER PER COMMON SHARE                                 $(.27)        $(.03)
                                                           ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING            71,250,000    71,250,000
                                                           ===========   ===========

The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In Thousands)
                                   (Unaudited)

                                                                  Three months ended
                                                                       March 31,
                                                               -------------------------
                                                                   1999          1998
                                                               -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                   $(19,441)     $ (1,735)
    Adjustments to reconcile net loss to net cash
    provided by operating activities-
     Depreciation and amortization                                4,538         1,297
     Amortization of bond premium and financing cost                515             -
     Deferred income taxes and investment tax credits, net           (2)         (571)
     Cumulative effect of change in accounting principle              -         1,128
     Accrued interest on restricted investments                  (1,275)            -
     Equity in income of unconsolidated partnership                 (46)          (25)
    Changes in current assets and liabilities-
     Accounts receivable                                         (1,466)         (258)
     Other current assets                                          (428)          411
     Accounts payable                                            (9,318)         (416)
     Accrued expenses                                            10,207           285
     Deferred revenue and customer deposits                         (23)           55
                                                               -----------   -----------
        Net cash provided by (used in) operating activities     (16,739)          172
                                                               -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures                                         (9,893)       (2,335)
    Acquisitions of businesses                                      171             -
    Purchase of customer lists                                      (37)         (125)
    Acquisition escrow deposit                                        -        (5,000)
    Decrease in receivables - affiliates, net                     4,208         8,704
    Investments in unconsolidated subsidiaries and other              -           (17)
                                                               -----------   -----------
         Net cash provided by (used in) investing activities     (5,551)        1,227
                                                               -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Repayments of long-term debt                                   (365)         (276)
    Deferred financing costs                                        (18)            -
                                                               -----------   -----------
       Net cash used in financing activities                       (383)         (276)
                                                               -----------   -----------
    NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (22,673)        1,123

    CASH AND CASH EQUIVALENTS, beginning of period               31,675           254
                                                               -----------   -----------
    CASH AND CASH EQUIVALENTS, end of period                   $  9,002      $  1,377
                                                               ===========   ===========

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

2.  PRINCIPLES OF CONSOLIDATION AND PRESENTATION

         The consolidated financial statements of the Company include the accounts of Logix Communications Enterprises, Inc., Dobson Telephone Company, Inc. ("Dobson Telephone"), Logix Communications Corporation, ("LCC") and Dobson Fiber/FORTE of Colorado, Inc. All significant intercompany accounts and transactions have been eliminated. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

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

         The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the quarters ended March 31, 1999, and 1998, as if the purchases occurred at the beginning of the respective periods. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

(IN THOUSANDS, EXCEPT PER SHARE DATA)          MARCH 31, 1999    MARCH 31, 1998
                                             ------------------------------------
                                                          (UNAUDITED)
Operating revenue                                  $28,554           $23,727
Loss before cumulative effect                     $(19,441)          $(8,520)
Net loss                                          $(19,441)          $(9,219)
Basic net loss per share                             $(.27)            $(.19)

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

                                                       THREE MONTHS ENDED MARCH 31, 1999
                                                                (In thousands)
                                                       ----------------------------------
                                                         ILEC        ICP          TOTAL
                                                       -------     --------     ---------
OPERATING INFORMATION:
 Operating revenue
  External ..........................................  $ 4,002     $ 24,552     $ 28,554
  Intersegment ......................................        -          912          912
  Intersegment revenue(1) ...........................        -            -         (912)
                                                       -------     --------     ---------
    Total operating revenue .........................  $ 4,002     $ 25,464     $ 28,554
                                                       -------     --------     ---------
Adjusted EBITDA(2) ..................................  $ 2,900     $ (7,940)    $ (5,040)
Depreciation and amortization .......................     (718)      (3,820)      (4,538)
Interest expense, net ...............................     (443)      (9,462)      (9,905)
Other Income, net ...................................        -           42           42
                                                       -------     --------     ---------
    Income (loss) before income taxes and cumulative
      effect of change in accounting principle.......  $ 1,739     $(21,180)    $(19,441)
                                                       =======     =========    =========

                                                       THREE MONTHS ENDED MARCH 31, 1998
                                                                (In thousands)
                                                       ----------------------------------
                                                         ILEC        ICP          TOTAL
                                                       -------     --------     ---------
OPERATING INFORMATION:
 Operating revenue
  External ..........................................  $ 3,769     $ 1,521      $ 5,290
  Intersegment ......................................        -         101          101
  Intersegment revenue(1) ...........................        -           -         (101)
                                                       -------     --------     --------
    Total operating revenue .........................  $ 3,769     $ 1,622      $ 5,290
                                                       -------     --------     --------
 Adjusted EBITDA(2) .................................  $ 2,021     $(2,113)     $   (92)
 Depreciation and amortization ......................     (817)       (480)      (1,297)
 Interest income (expense), net .....................     (316)          -         (316)
 Other income, net ..................................       10          25           35
                                                       -------     --------     --------
    Income (loss) before income taxes and cumulative
      effect of change in accounting principle ......  $   898     $(2,568)     $(1,670)
                                                       =======     ========     ========

                                                             MARCH 31,      DECEMBER 31,
                                                               1999             1998
                                                                  (In thousands)
                                                           -------------------------------
INVESTMENT INFORMATION:
 Segment Assets
 ILEC ..............................                         $ 45,010        $ 47,978
 ICP ...............................                          330,618         351,231
 Intersegment receivables(1) .......                           (2,149)         (6,788)
                                                             ---------       ---------
    Total segment assets ...........                         $373,479        $392,421
                                                             =========       =========

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

6.  SUBSEQUENT EVENTS

         On April 8, 1999, LCC closed on a $75 million revolving Credit Facility. Borrowings under the Credit Facility will be secured by all current and future assets of LCC. Interest on borrowings under the Credit Facility will accrue at variable rates. Commencing with the quarter ended June 30, 2002 the borrowings under the Credit Facility will reduce quarterly at a rate of 8.3%. The total commitment will be fully reduced by March 31, 2005. Upon closing the Credit Facility, the Company has availability of $30 million, with increased availability upon satisfaction of certain conditions established in the Credit Agreement. The Credit Facility will require the Company to maintain certain financial ratios. Failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. Borrowings under the Credit Facility will be used to fund general corporate operations, capital expenditures and future acquisitions, as the Company continues to enhance its existing market presence.

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

REVENUE

         ILEC OPERATIONS. The Company through its predecessors began providing ILEC services in 1936, and the Company currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. As of March 31, 1999 and 1998 the ILEC operations served 13,588 and 12,812 access lines, respectively. Logix's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by IXCs for providing access from the IXCs point of presence to the end user who makes or receives a long distance call; and (iii) support revenue, which is paid by federal and state agencies to companies, such as Logix, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal.

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

         The Company incurred operating losses and negative cash flows from operations and negative earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items and changes in accounting principles ("Adjusted EBITDA") related to its ICP services in 1998 and the three months ended March 31, 1999. Such negative cash flows from operations and negative Adjusted EBITDA are expected to continue until Logix develops and expands its ICP operations and subscriber base. These losses were primarily a result of selling, general and administrative ("SG&A") expenses. As a result of the continued expansion of its ICP operations the Company will continue to incur significant increases in expenses associated with these activities. Also, the Company expects that the addition of ICP services will have an adverse impact on its combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on its ILEC operations.

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


COST AND EXPENSES

         The Company's primary operating expense categories include: cost of service; SG&A; and depreciation and amortization.

         Cost of service for Logix's ICP operations consist primarily of the fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies and administration and maintenance costs associated with operating and maintaining the Company's facilities. The Company has deployed several digital switching platforms with local and long distance capability and leases fiber trunking capacity from ILECs and competitive local exchange carriers ("CLECs") to connect the Company's switches with its transmission equipment co-located in ILEC central offices. The Company intends to deploy similar switching platforms and strategic Tier II and Tier III cities in Oklahoma and Texas. The Company will lease unbundled loop and high capacity digital lines from the ILECs to connect its customers and other carriers' networks to the Company's network. These charges vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for collocation. The Company will use its own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The Company may be obligated to pay under-utilization charges in the event it over-estimates its requirements; however, in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. Also, the Company will need to increase the capacity of its switches and add additional advanced network presence ("ANP") devices and switches as market demand warrants.

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

RESULTS OF OPERATIONS

         THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

         REVENUE. For the three months ended March 31, 1999, total revenue increased $23.3 million, or 439.8%, to $28.6 million from $5.3 million in the first three months of 1998. The following table sets forth the components of the Company's revenue for the three months ended March 31:

                                                      1999             1998
                                                     -------          -------
                                                         (IN THOUSANDS)
ILEC .........................................       $ 4,002          $ 3,769
ICP...........................................        24,552            1,521
                                                     -------          -------
     Total....................................       $28,554          $ 5,290
                                                     =======          =======

         ILEC. ILEC revenue increased $.2 million, or 6.2%, to $4.0 million for the three months ended March 31, 1999, compared to $3.8 million for the three months ended March 31, 1998, due primarily to increased support revenue.

         ICP. ICP revenue increased $23.1 million to $24.6 million for the three months ended March 31, 1999, from $1.5 million for the three months ended March 31, 1998, due primarily to the acquisition of American Telco and internal growth. ICP revenue for the three months ended March 31, 1999, consist primarily of charges for local and long-distance service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the three months ended March 31, 1999 and 1998, fiber and network management services accounted for $1.8 million and $1.2 million, respectively, of ICP revenue.

         COST OF SERVICE. For the three months ended March 31, 1999, cost of service increased $18.8 million to $20.4 million from $1.6 million in the comparable period in 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to the ICP segment. The increase was primarily due to the acquisition of American Telco combined with increases in wholesale, local, long distance and equipment charges as the Company expanded its operations. Excluding the acquisition of American Telco, cost of service increases were due to growth in the number of access lines and long distance minutes of use sold combined with increases in equipment sales. The Company's ICP operations also experienced increased operations personnel to support the Company's expanded facilities-based systems.

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


IMPACT OF YEAR 2000 ISSUE


         In April 1998, Logix Communications, in conjunction with Dobson Communications, established a multi-disciplined team to perform a Year 2000 Impact Analysis for the corporation. Subsequent to the Impact Analysis, the Company established a separate team to address the Year 2000 matters. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 Compliance Manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.


         To date, Logix Communications has completed an inventory of Logix's automated systems and services and an impact analysis that identified significant risk areas by line of business, identified specific compliance requirements, and estimated costs and completion dates for affected systems.


         The Company has retained the services of a third party to be the primary consulting services provider for Year 2000 readiness. The third party is serving as the project management office resource for continued planning, execution of plans and assistance with the implementation of Year 2000 related activities and tasks.

         The Company does not have large scale legacy applications used by many telecommunications providers. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Those applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as part of existing maintenance and/or service agreements at a nominal cost to the Company. These updates will be in place before the end of 1999. Management has also focused on evaluating software systems of acquired companies. Management has determined that American Telco's OSS is not Year 2000 compliant; however, the Company expects its new operations support system ("OSS") which will replace American Telco's, to be Year 2000 compliant and will be in place before the end of 1999. The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and will not be upgraded through existing maintenance or service agreements are approximately $1.3 million. However, the Company believes the costs could decrease as they continue to assess Year 2000 matters, and as they continue to upgrade and replace the existing system. Additionally, such costs incurred will be expensed as incurred, which could have an adverse effect on the current operating results.


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

         Net cash provided by (used in) operating activities was $(16.7) million for the three months ended March 31, 1999, compared to $.2 million for the same period of 1998. The increase in net cash used in operating activities during first quarter 1999 primarily related to increased operating expenses and increased interest expense as a result of the Senior Note offering consummated in June 1998, offset by depreciation and amortization.

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

         Net cash used in financing activities was $.4 million and $.3 million for the three months ended March 31, 1999, and 1998, respectively. The net cash used in financing activities during the three months ended March 31, 1999 primarily resulted from interest earned on the restricted investments purchased to finance the Senior Note offering and repayments of long-term debt. The net cash used in financing activities during the three months ended March 31, 1998 primarily resulted from repayments of long-term debt.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits

                  The following exhibits are filed as a part of this report:

         Exhibit Number   Description

                  27.1    Financial Data Schedule- Three Months Ended
                          March 31, 1999

       (b)        Reports on Form 8-K

         -        Not applicable.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  June 18, 1999        Logix Communications Enterprises, Inc.



                            Geoffrey M. Boyd
                            Executive Vice President and Chief Financial Officer (principal financial officer)