Form 10-Q
period 1999-06-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1999-08-13
CIK 1065458

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                  OKLAHOMA                             73-1533356
      (State or other jurisdiction of        (I.R.S. Employer Identification
       incorporation or organization)                     No.)
           3555 N.W. 58TH STREET
                TENTH FLOOR                               73112
          OKLAHOMA CITY, OKLAHOMA
  (Address of principal executive offices)             (Zip Code)

                                 (405) 516-8400

              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    At August 9, 1999, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                               INDEX TO FORM 10-Q
                         PART I. FINANCIAL INFORMATION

                                                                                                                 PAGE
                                                                                                                 -----
Item 1.    Condensed Consolidated Financial Statements (Unaudited):
           Condensed Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..................           3
           Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 1999
           and 1998.........................................................................................           4
           Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 1999 and
           1998.............................................................................................           5
           Notes to Condensed Consolidated Financial Statements.............................................           6
Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          11
Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          19

                                              PART II. OTHER INFORMATION
Item 1.    Legal Proceedings................................................................................          20
Item 2.    Changes in Securities and Use of Proceeds........................................................          20
Item 3.    Defaults Upon Senior Securities..................................................................          20
Item 4.    Submission of Matters to a Vote of Security Holders..............................................          20
Item 5.    Other Information................................................................................          20
Item 6.    Exhibits and Reports on Form 8-K.................................................................          20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)
                                  (UNAUDITED)
                                     ASSETS

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
CURRENT ASSETS:
  Cash and cash equivalents............................................................  $    2,698   $   31,675
  Restricted cash and investments......................................................      38,928       37,572
  Accounts receivable, net.............................................................      21,088       16,837
  Receivables-affiliates...............................................................         581        5,081
  Other current assets.................................................................       3,084        2,330
                                                                                         ----------  ------------
    Total current assets...............................................................      66,380       93,496
                                                                                         ----------  ------------
PROPERTY, PLANT AND EQUIPMENT, net.....................................................     107,317       85,883
                                                                                         ----------  ------------
OTHER ASSETS:
  Restricted cash and investments......................................................      41,542       61,988
  Goodwill, net........................................................................     127,999      129,869
  Excess purchase cost over original cost of assets acquired, net......................       2,534        2,581
  Deferred financing costs, net........................................................      11,226       10,869
  Other intangibles, net...............................................................       4,909        5,214
  Investment in unconsolidated partnership and other...................................       2,605        2,521
                                                                                         ----------  ------------
    Total other assets.................................................................     187,190      209,418
                                                                                         ----------  ------------
    Total assets.......................................................................  $  364,512   $  392,421
                                                                                         ----------  ------------
                                                                                         ----------  ------------

                                      LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable.....................................................................  $   24,958   $   29,477
  Accrued expenses.....................................................................       5,510        4,337
  Current portion of long-term debt....................................................       1,190        1,171
  Deferred revenue and customer deposits...............................................         594          424
                                                                                         ----------  ------------
    Total current liabilities..........................................................      32,252       35,410
                                                                                         ----------  ------------
LONG-TERM DEBT, net of current portion.................................................     393,159      376,327
DEFERRED CREDITS.......................................................................         103          108
STOCKHOLDER'S DEFICIT:
  Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 71,250,000
    shares issued and outstanding......................................................         713          713
  Paid-in capital......................................................................      11,448       11,448
  Retained deficit.....................................................................     (73,163)     (31,585)
                                                                                         ----------  ------------
    Total stockholder's deficit........................................................     (61,002)     (19,424)
                                                                                         ----------  ------------
      Total liabilities and stockholder's deficit......................................  $  364,512   $  392,421
                                                                                         ----------  ------------
                                                                                         ----------  ------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                           THREE MONTHS ENDED             SIX MONTHS ENDED
                                                                JUNE 30,                      JUNE 30,
                                                      ----------------------------  ----------------------------
                                                          1999           1998           1999           1998
                                                      -------------  -------------  -------------  -------------
REVENUE.............................................  $      28,187  $       9,345  $      56,741  $      14,635
OPERATING EXPENSES:
  Cost of service...................................         21,252          4,434         41,547          6,072
  Selling, general and administrative...............         14,166          5,171         27,466          8,916
  Depreciation and amortization.....................          4,939          1,833          9,477          3,129
                                                      -------------  -------------  -------------  -------------
    Total operating expenses........................         40,357         11,438         78,490         18,117
                                                      -------------  -------------  -------------  -------------
OPERATING LOSS:.....................................        (12,170)        (2,093)       (21,749)        (3,482)
OTHER INCOME (EXPENSE):
  Equity in income of unconsolidated partnership....             38             40             84             66
  Interest income...................................          1,507            309          3,282            314
  Interest expense..................................        (11,515)        (2,400)       (23,194)        (2,721)
  Other.............................................              2              7             (2)            16
                                                      -------------  -------------  -------------  -------------
    Total other expense, net........................         (9,968)        (2,044)       (19,830)        (2,325)
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE....................        (22,138)        (4,137)       (41,579)        (5,807)
INCOME TAX BENEFIT..................................             --             83             --            718
                                                      -------------  -------------  -------------  -------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE..............................        (22,138)        (4,054)       (41,579)        (5,089)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  net of income tax benefit of $429 in 1998.........             --             --             --           (699)
                                                      -------------  -------------  -------------  -------------
NET LOSS............................................  $     (22,138) $      (4,054) $     (41,579) $      (5,788)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER
  COMMON SHARE
  Before cumulative effect of change in accounting
    principle.......................................  $        (.31) $        (.06) $        (.58) $        (.07)
  Cumulative effect of change in accounting
    principle.......................................             --             --             --           (.01)
                                                      -------------  -------------  -------------  -------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER
  COMMON SHARE......................................  $        (.31) $        (.06) $        (.58) $        (.08)
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING....     71,250,000     71,250,000     71,250,000     71,250,000
                                                      -------------  -------------  -------------  -------------
                                                      -------------  -------------  -------------  -------------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           SIX MONTHS ENDED
                                                                                               JUNE 30,
                                                                                        -----------------------
                                                                                           1999        1998
                                                                                        ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss............................................................................  $  (41,579) $    (5,788)
  Adjustments to reconcile net loss to net cash provided by (used in) operating activities
    Depreciation and amortization.....................................................       9,477        3,129
    Amortization of bond premium and financing cost...................................         985           --
    Deferred income taxes and investment tax credits, net.............................          (5)      (1,212)
    Cumulative effect of change in accounting principle...............................          --        1,128
    Accrued interest on restricted investments........................................         365           --
    Equity in income of unconsolidated partnership....................................         (84)         (66)
  Changes in current assets and liabilities
    Accounts receivable...............................................................      (4,251)        (855)
    Other current assets..............................................................      (1,322)         231
    Accounts payable..................................................................      (4,519)       3,960
    Accrued expenses..................................................................       1,173          728
    Deferred revenue and customer deposits............................................         170          133
                                                                                        ----------  -----------
      Net cash provided by (used in) operating activities.............................     (39,590)       1,390
                                                                                        ----------  -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................................     (27,791)      (6,140)
  Acquisitions of businesses..........................................................         171     (136,588)
  Purchase of customer lists..........................................................        (552)          --
  Decrease in receivables--affiliates, net............................................       4,500        6,114
  Investments in unconsolidated subsidiaries and other................................          --         (317)
                                                                                        ----------  -----------
      Net cash used in investing activities...........................................     (23,672)    (136,932)
                                                                                        ----------  -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayments of long-term debt........................................................        (649)        (635)
  Issuance of senior notes............................................................          --      350,000
  Borrowings under credit facility....................................................      17,500           --
  Purchase of restricted investments..................................................          --     (120,976)
  Premium on restricted investments, net..............................................          --         (810)
  Maturities of restricted investments................................................      18,348           --
  Deferred financing costs............................................................        (914)     (10,565)
                                                                                        ----------  -----------
      Net cash provided by financing activities.......................................      34,285      217,014
                                                                                        ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS..................................     (28,977)      81,472
CASH AND CASH EQUIVALENTS, beginning of period........................................      31,675          254
                                                                                        ----------  -----------
CASH AND CASH EQUIVALENTS, end of period..............................................  $    2,698  $    81,726
                                                                                        ----------  -----------
                                                                                        ----------  -----------

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1999
                                  (UNAUDITED)

1. ORGANIZATION

    Logix Communications Enterprises, Inc. ("Logix" or the "Company") was incorporated as an Oklahoma corporation under the name "Dobson Wireline Company" in December 1997, as part of a reorganization by its parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. Logix is a wholly owned subsidiary of Dobson Communications and is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations.

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

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the periods ended June 30, 1999, and 1998, as if the purchases occurred at the beginning of the respective periods. The unaudited pro forma information is presented for informational purposes only

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

3. ACQUISITIONS (CONTINUED)
and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                                 THREE MONTHS ENDED         SIX MONTHS ENDED
                                              ------------------------  ------------------------
                                               JUNE 30,     JUNE 30,     JUNE 30,     JUNE 30,
(IN THOUSANDS, EXCEPT PER SHARE DATA)            1999         1998         1999         1998
                                              -----------  -----------  -----------  -----------
Operating revenue...........................   $  28,187    $  25,764    $  56,741    $  49,491
Loss before cumulative effect...............     (22,138)     (18,468)     (41,579)     (26,988)
Net loss....................................     (22,138)     (18,468)     (41,579)     (27,687)
Basic net loss per share....................   $    (.31)   $    (.26)   $    (.58)   $    (.39)

4. REPORT OF BUSINESS SEGMENTS

    The Company operates in two reportable segments: ILEC and ICP. The segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on EBITDA, defined below, and loss before income taxes, extraordinary items and cumulative effect of change in accounting principles. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing costs to each segment. The segments do not have significant non-cash items other than depreciation and amortization in reported net loss. A summary of the Company's operations by segment is as follows:

                                                                                         THREE MONTHS ENDED
                                                                                            JUNE 30, 1999
                                                                                  ---------------------------------
                                                                                    ILEC        ICP        TOTAL
                                                                                  ---------  ----------  ----------
                                                                                           (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External......................................................................  $   3,471  $   24,716  $   28,187
  Intersegment..................................................................         --       1,261       1,261
  Intersegment revenue(1).......................................................         --          --      (1,261)
                                                                                  ---------  ----------  ----------
  Total operating revenue.......................................................  $   3,471  $   25,977  $   28,187
                                                                                  ---------  ----------  ----------
EBITDA(2).......................................................................  $   2,104  $   (9,335) $   (7,231)
Depreciation and amortization...................................................       (715)     (4,224)     (4,939)
Interest expense, net...........................................................       (232)     (9,776)    (10,008)
Other income, net...............................................................         --          40          40
                                                                                  ---------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle........................................................  $   1,157  $  (23,295) $  (22,138)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

4. REPORT OF BUSINESS SEGMENTS (CONTINUED)

                                                                                           THREE MONTHS ENDED
                                                                                              JUNE 30, 1998
                                                                                     -------------------------------
                                                                                       ILEC        ICP       TOTAL
                                                                                     ---------  ---------  ---------
                                                                                             (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External.........................................................................  $   4,095  $   5,250  $   9,345
  Intersegment.....................................................................         --        158        158
  Intersegment revenue(1)..........................................................         --         --       (158)
  Total operating revenue..........................................................  $   4,095  $   5,408  $   9,345
                                                                                     ---------  ---------  ---------
EBITDA(2)..........................................................................  $   2,303  $  (2,563) $    (260)
                                                                                     ---------  ---------  ---------
Depreciation and amortization......................................................       (748)    (1,085)    (1,833)
Interest income (expense), net.....................................................       (223)    (1,868)    (2,091)
Other income, net..................................................................          6         41         47
                                                                                     ---------  ---------  ---------
  Income (loss) before income taxes and cumulative effect of change in accounting
    principle......................................................................  $   1,338  $  (5,475) $  (4,137)
                                                                                     ---------  ---------  ---------
                                                                                     ---------  ---------  ---------

                                                                                          SIX MONTHS ENDED
                                                                                            JUNE 30, 1999
                                                                                  ---------------------------------
                                                                                    ILEC        ICP        TOTAL
                                                                                  ---------  ----------  ----------
                                                                                           (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External......................................................................  $   7,473  $   49,268  $   56,741
  Intersegment..................................................................         --       2,173       2,173
  Intersegment revenue(1).......................................................         --          --      (2,173)
                                                                                  ---------  ----------  ----------
  Total operating revenue.......................................................  $   7,473  $   51,441  $   56,741
                                                                                  ---------  ----------  ----------
EBITDA(2).......................................................................  $   5,004  $  (17,276) $  (12,272)
Depreciation and amortization...................................................     (1,434)     (8,043)     (9,477)
Interest expense, net...........................................................       (675)    (19,237)    (19,912)
Other income, net...............................................................         --          82          82
                                                                                  ---------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle........................................................  $   2,895  $  (44,474) $  (41,579)
                                                                                  ---------  ----------  ----------
                                                                                  ---------  ----------  ----------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

4. REPORT OF BUSINESS SEGMENTS (CONTINUED)

                                                                                           SIX MONTHS ENDED
                                                                                             JUNE 30, 1998
                                                                                    -------------------------------
                                                                                      ILEC        ICP       TOTAL
                                                                                    ---------  ---------  ---------
                                                                                            (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External........................................................................  $   7,864  $   6,771  $  14,635
  Intersegment....................................................................         --        259        259
  Intersegment revenue(1).........................................................         --         --       (259)
                                                                                    ---------  ---------  ---------
  Total operating revenue.........................................................  $   7,864  $   7,030  $  14,635
                                                                                    ---------  ---------  ---------
EBITDA(2).........................................................................  $   4,324  $  (4,677) $    (353)
Depreciation and amortization.....................................................     (1,563)    (1,566)    (3,129)
Interest income (expense), net....................................................       (539)    (1,868)    (2,407)
Other income, net.................................................................         16         66         82
                                                                                    ---------  ---------  ---------
  Income (loss) before income taxes and cumulative effect of change in accounting
    principle.....................................................................  $   2,238  $  (8,045) $  (5,807)
                                                                                    ---------  ---------  ---------
                                                                                    ---------  ---------  ---------

                                                                                          JUNE 30,   DECEMBER 31,
                                                                                            1999         1998
                                                                                         ----------  ------------
                                                                                              (IN THOUSANDS)
INVESTMENT INFORMATION:
Segment Assets
ICP....................................................................................  $  314,101   $  351,231
ILEC...................................................................................      52,560       47,978
Intersegment receivables(1)............................................................      (2,149)      (6,788)
                                                                                         ----------  ------------
  Total segment assets.................................................................  $  364,512   $  392,421
                                                                                         ----------  ------------
                                                                                         ----------  ------------

------------------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) EBITDA, as defined by the Company, represents earnings before interest, income taxes, depreciation and amortization, other income (expense), extraordinary items and cumulative effect of changes in accounting principle.

5. COMMITMENTS

    In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $9.8 million for a period of 24 months. Under this agreement, the Company purchased on a take-or-pay basis, $.25 million of monthly services from October 1998 through December 1998. Beginning in January 1999, the Company is obligated to purchase $.5 million of monthly services through June 2000. Of this commitment, $7.2 million remained at June 30, 1999.

    In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                 JUNE 30, 1999
                                  (UNAUDITED)

5. COMMITMENTS (CONTINUED)
a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36.0 million or reaching the end of the agreement. Of this commitment, $15.0 million remained at June 30, 1999.

    On June 30, 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998 and June 30, 2000 for the ICP operations. Of this commitment, $10.9 million remained at June 30, 1999.

    On June 30, 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $9.2 million remained at June 30, 1999.

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

REVENUE

    ICP OPERATIONS. The Company began offering facilities-based ICP services in October 1997 and currently provides these services to customers in major markets in Oklahoma and Texas. The Company's ICP operation generates revenue from local exchange, long distance, enhanced data, Internet, intranet and extranet services, private line, integration services and fiber operation services. As of June 30, 1999 and 1998, the Company's ICP operations serviced 48,483 and 22,735 access lines. The Company typically obtains a one-year contract with minimum monthly usage from its business ICP customers.

    Although the Company currently has excess capacity and does not currently plan to construct any significant amount of additional fiber optic mileage, the Company will seek to expand its network through interconnect agreements to access other major population centers (including routes which may be attractive to major carriers). The Company believes that the pricing of fiber for its route may decline over the next few years as pricing is generally declining in the industry. However, the Company believes that pricing declines will be modest on its route due to its short distance and unique nature with relatively few competing providers.

    The Company incurred operating losses and negative cash flows from operations and negative earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items and cumulative effect of change in accounting principle ("EBITDA") related to its ICP services in 1998 and the three months ended June 30, 1999. Such negative cash flows from operations and negative EBITDA are expected to continue until Logix develops and expands its ICP operations and subscriber base. These losses were primarily a result of selling, general and administrative ("SG&A") expenses. As a result of the continued expansion of its ICP operations the Company will continue to incur significant increases in expenses associated with these activities. Also, the Company expects that the addition of ICP services will have an adverse impact on its combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on its ILEC operations.

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

    ILEC OPERATIONS. The Company through its predecessors began providing ILEC services in 1936, and the Company currently owns and operates nine contiguous exchanges in western Oklahoma and three contiguous exchanges adjacent to and east of the Oklahoma City metropolitan area. As of June 30, 1999 and 1998 the ILEC operations served 13,629 and 12,932 access lines, respectively. Logix's local exchange revenues consist of (i) end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding; (ii) access revenue, which is paid by IXCs for providing access from the IXCs point of presence to the end user who makes or receives a long distance call; and (iii) support revenue, which is paid by federal and state agencies to companies, such as Logix, which operate in areas where, due to factors such as geographic conditions or subscriber density, the cost to provide service is higher than normal.

    Support revenue, which consists of high cost funds ("HCF") from state agencies and universal service funds ("USF") from federal and state agencies, accounted for approximately 33.7% and 30.9% of Logix's revenue from its ILEC operations, or $1.2 million and $2.4 million for the three months ended June 30, 1999 and 1998, respectively.

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

COSTS AND EXPENSES

    The Company's primary operating expense categories include: cost of service; SG&A; and depreciation and amortization.

    Cost of service for Logix's ICP operations consists primarily of the fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies and administration and maintenance costs associated with operating and maintaining the Company's facilities. The Company has deployed several digital switching platforms with local and long distance capability and leases fiber trunking capacity from ILECs and competitive local exchange carriers ("CLECs") to connect the Company's switches with its transmission equipment co-located in ILEC central offices. The Company intends to deploy similar switching platforms and strategic Tier II and Tier III cities in Oklahoma and Texas. The Company will lease unbundled loop and high capacity digital lines from the ILECs to connect its customers and other carriers' networks to the Company's network. These charges vary by ILEC and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for collocation. The Company will use its own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. Such agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. The Company may be obligated to pay under-utilization charges in the event it over-estimates its requirements; additionally, in the event it underestimates its need for transmission capacity, the Company may be required to obtain capacity through more expensive means. Also, the Company will need to increase the capacity of its switches and add additional advanced network presence ("ANP") devices and switches as market demand warrants.

    SG&A includes all corporate infrastructure costs such as selling, customer support, corporate administration, personnel and internal network maintenance. Selling expenses include commissions for the

Company's sales program. Commissions are paid to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. Independent sales agents receive commissions for generating new sales and ongoing sales to existing customers. As the Company's customer base grows, and as the Company expands into new geographic markets, adds new sales offices and facilities and enlarges its current product offerings, SG&A is expected to increase substantially.

    Depreciation and amortization relates primarily to switching equipment, facilities, computers and software, and is expected to increase as the Company incurs significant capital expenditures to install additional switches. Depreciation and amortization also includes amortization of goodwill acquired in the acquisition of American Telco.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1998

    REVENUE. For the three months ended June 30, 1999, total revenue increased $18.9 million, or 201.6%, to $28.2 million from $9.3 million in the same period of 1998. The following table sets forth the components of the Company's revenue for the three months ended June 30:

                                                                             1999       1998
                                                                           ---------  ---------
                                                                              (IN THOUSANDS)
ICP......................................................................  $  24,716  $   5,250
ILEC.....................................................................      3,471      4,095
                                                                           ---------  ---------
  Total..................................................................  $  28,187  $   9,345
                                                                           ---------  ---------
                                                                           ---------  ---------

ICP. ICP revenue increased $19.4 million to $24.7 million for the three months ended June 30, 1999, from $5.3 million for the three months ended June 30, 1998, due primarily to the acquisition of American Telco and, to a lesser extent, internal growth. ICP revenue for the three months ended June 30, 1999, consisted primarily of charges for local and long-distance telecommunications service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the three months ended June 30, 1999, and 1998, the total number of leased fiber lines for our long haul transport services was 124 and 73 DS3 equivalents, respectively.

ILEC. ILEC revenue decreased $.6 million, or 15.2%, to $3.5 million for the three months ended June 30, 1999, compared to $4.1 million for the three months ended June 30, 1998. The decrease related to decreased support revenue, offset by an increase in the number of access lines. Access lines were 13,629 at June 30, 1999, as compared to 12,932 at June 30, 1998.

    COST OF SERVICE. For the three months ended June 30, 1999, cost of service increased $16.9 million to $21.3 million from $4.4 million in the comparable period in 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to the ICP segment. The increase was primarily due to the acquisition of American Telco combined with increases in wholesale local service and leased copper loops. The Company increased access lines, and increased long distance minutes of use and equipment sold as the Company expanded its operations and increased ICP personnel to support an expanded facilities based system.

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 1999, SG&A costs increased $9.0 million, or 174.0%, to $14.2 million compared to $5.2 million in the first three months of

1998. The increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations. The Company has also experienced an increase of $.6 million in building rent for the three months ended June 30, 1999 compared to the three months ended June 30, 1998, related to expanded operations.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 1999, depreciation and amortization expense increased $3.1 million, or 169.4%, to $4.9 million from $1.8 million in the first three months of 1998. The ICP segment's depreciation and amortization expense increased $3.1 million, to $4.2 million for the three months ended June 30, 1999, as compared to $1.8 million in the same period of 1998. This increase is primarily a result of depreciation and amortization on assets purchased for its ICP business and assets acquired, including goodwill, in its acquisition of American Telco. The ILEC segment's depreciation and amortization expense remained consistent between periods at $.7 million for both the three months ended June 30, 1999, and 1998.

    OPERATING LOSS. As a result of the items discussed above, operating income for the three months ended June 30, 1999, increased $10.1 million to a loss of $12.2 million from a loss of $2.1 million in the comparable period of 1998.

    INTEREST INCOME. Interest income for the three months ended June 30, 1999 increased to $1.2 million from a nominal amount earned for the same period in 1998. Interest income relates primarily to interest earned on the funds held in escrow and cash on hand from the issuance of the 12 1/4% Senior Notes due in 2008 ("Senior Notes") issued in June 1998.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 1999 increased $9.1 million, to $11.5 million from $2.4 million for the same period in 1998. The increase in interest expense is a result of the issuance of the Senior Notes.

    LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the items discussed above, loss before income taxes and cumulative effect of change in accounting principle for the three months ended June 30, 1999, increased $18.0 million to a loss of $22.1 million from a loss of $4.1 million in the first three months of 1998.

    SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

    REVENUE. For the six months ended June 30, 1999, total revenue increased $42.1 million, or 287.7%, to $56.7 million from $14.6 million in the first six months of 1998. The following table sets forth the components of the Company's revenue for the six months ended June 30:

                                                              1999       1998
                                                            ---------  ---------
                                                               (IN THOUSANDS)
ICP.......................................................  $  49,268  $   6,771
ILEC......................................................      7,473      7,864
                                                            ---------  ---------
Total.....................................................  $  56,741  $  14,635
                                                            ---------  ---------
                                                            ---------  ---------

ICP. ICP revenue increased $42.5 million to $49.3 million for the three months ended June 30, 1999, from $6.8 million for the six months ended June 30, 1998, due primarily to the acquisition of American Telco, and to a lesser extent, internal growth. ICP revenue for the six months ended June 30, 1999, consisted primarily of charges for local and long-distance telecommunications service and equipment sales. ICP revenue includes fiber long-haul transport services and network management services provided to both third parties and Company affiliates. For the six months ended June 30, 1999 and 1998, the total number of leased fiber lines for our long-haul transport services was 124 and 73 DS3 equivalents, respectively.

ILEC. ILEC revenue decreased $.4 million, or 5.0%, to $7.5 million for the six months ended June 30, 1999, compared to $7.9 million for the comparable period of 1998. The decrease related to decreased support revenue, offset by an increase in the number of access lines. Access lines were 13,629 at June 30, 1999, as compared to 12,932 at June 30, 1998.

    COST OF SERVICE. For the six months ended June 30, 1999, cost of service increased $35.5 million to $41.5 million from $6.0 million in the comparable period in 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to the ICP segment. The increase was primarily due to the acquisition of American Telco combined with increases in wholesale local service and leased copper lines. The Company increased access lines, and increased long distance minutes of use and equipment sold as the Company expanded its operations.

    SELLING, GENERAL AND ADMINISTRATIVE. For the six months ended June 30, 1999, SG&A costs increased $18.6 million, or 208.1%, to $27.5 million compared to $8.9 million for the six months ended June 30, 1998. The increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in the Company's ICP operations. The Company has also experienced an increase of $1.8 million in building rent for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, related to expanded operations.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 1999, depreciation and amortization expense increased $6.3 million, or 202.9%, to $9.5 million from $3.1 million for the comparable period of 1998. The ICP segment's depreciation and amortization expense increased $6.4 million, to $8.0 million for the three months ended June 30, 1999, from $1.6 million in the comparable period of 1998. This increase is primarily a result of depreciation and amortization on assets purchased for its ICP business and assets acquired, including goodwill, in its acquisition of American Telco. The ILEC segment's depreciation and amortization expense remained relatively consistent between periods at $1.4 million for the three months ending June 30, 1999, as compared to $1.6 million in the same period of 1998.

    OPERATING LOSS. As a result of the items discussed above, operating income for the six months ended June 30, 1999, increased $18.3 million to a loss of $21.8 million from a loss of $3.5 million for the six months ended June 30, 1998.

    INTEREST INCOME. Interest income for the six months ended June 30, 1999 increased $3.0 million to $3.3 million from $.3 million earned for the same period in 1998. Interest income relates primarily to interest earned on the funds held in escrow and cash on hand from the issuance of the 12 1/4% Senior Notes due in 2008 ("Senior Notes") issued in June 1998.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 1999 increased $20.5 million, to $23.2 million from $2.7 million for the same period in 1998. The increase in interest expense is a result of the issuance of the Senior Notes.

    LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the items discussed above, loss before income taxes and cumulative effect in accounting principle for the six months ended June 30, 1999, increased $35.8 million to a loss of $41.6 million from a loss of $5.8 million in the comparable period of 1998.

ILEC. Income before income taxes and cumulative effect of change in accounting principle from the Company's ILEC operations increased $.7 million to $2.9 million for the six months ended June 30, 1999 from $2.2 million in the six months ended June 30, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has historically generated positive cash flow from operations and positive EBITDA in its ILEC business and historically financed its ILEC business through government loans. The Company's

ILEC business has also historically generated income before income taxes and cumulative effect of change in accounting principle. The Company's ILEC business receives support revenue from federal and state agencies that accounted for approximately 33.7% and 30.9% of its revenues for the three months ended June 30, 1999, and 1998, respectively. This support revenue contributes significantly to the ILEC's positive cash flow from operations, EBITDA and income before income taxes and cumulative effect of change in accounting principle.

    The Company has experienced negative cash flow from operations and EBITDA and loss before income taxes and cumulative effect of change in accounting principle in the first six months of 1999 and for the year ended 1998 in its ICP business. These negative cash flows from operations and EBITDA and loss before income taxes and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as the Company works to expand the ICP business. The Company will continue to incur losses before income taxes and cumulative effect of change in accounting principle and will continue to generate negative cash flow from operations and EBITDA until it develops and expands its ICP operations and customer base. The successful implementation of the Company's strategy, including the expansion of its networks and customer base, and significant and sustained growth in the Company's cash flows is necessary for the Company to meet its debt service requirements, including its obligations on the Senior Notes. The Company expects negative cash flow and loss before income taxes and cumulative effect of change in accounting principle on a consolidated basis as it continues to expand its ICP operations.

    In addition, after June 13, 2000, the last date of interest on the Senior Notes will be paid by the pledged U.S. government securities, cash flow from operations may not be sufficient to provide adequate funds to pay interest under existing indebtedness. To the extent internally generated funds are insufficient to meet the requirements, the Company will need to obtain funds from other sources.

    Net cash provided by (used in) operating activities was $(40.0) million for the six months ended June 30, 1999, compared to $1.4 million for the same period of 1998. The increase in net cash used in operating activities during the six months ended June 30, 1999, primarily related to increased operating expenses and increased interest expense as a result of the Senior Note offering consummated in June 1998, offset by depreciation and amortization.

    Net cash used in investing activities totaled $23.7 million and $136.9 million for the six months ended June 30, 1999, and 1998, respectively. Investing activities for the six months ended June 30, 1999, primarily related to capital expenditures offset by a decrease in affiliate receivables. For the comparable period of 1998, investing activities related to the funding of the acquisition of American Telco.

    Net cash provided by financing activities was $34.3 million and $217.0 million for the six months ended June 30, 1999, and 1998, respectively. The net cash provided by financing activities during the six months ended June 30, 1999 primarily resulted from borrowings under the $75 million credit facility ("Credit Facility"). The Credit Facility closed on April 8, 1999, with NationsBank, N.A. serving as the administrative agent. The net cash provided by financing activities also was a result of maturities of restricted investments relating to the offering of Senior Notes. The net cash provided by financing activities during the six months ended June 30, 1998, primarily resulted from the issuance of the Senior Notes.

    Capital expenditures for the three months ended June 30, 1999 and 1998 were $27.8 million and $6.1 million, respectively. The Company's existing capital plan contemplates approximately $41 million for 1999; however, the Company also recently announced the following plan:

    - construct a data center in the southwest region;

    - expand its asynchronous transfer mode network into additional cities in the U.S.;

    - develop its digital subscriber line-equipped collocation presence in Texas and Oklahoma.

    - expand its fiber network through the purchase of Indefeasaible Rights of Use (IRUs) in Texas and Oklahoma

If the Company obtains financing to undertake these expanded efforts, capital expenditures for 1999 will substantially increase. The Company expects to expand its fiber-optic network through the acquisition of IRUs which are ownership interests in fiber to reduce the Company's network transport costs. Continued significant capital expenditures for the ICP operations are expected to be made after 1999, primarily for customer premise equipment, maintenance, switch expansion and/or upgrades and collocates. The amount and timing of capital expenditures may differ materially from the foregoing estimate depending on numerous factors, including the rate at which the Company expands and develops its networks and customer base, the Company's ability to negotiate favorable prices for purchases of equipment and to acquire and integrate necessary OSS and other back office systems, whether the Company consummates additional acquisitions and factors beyond the Company's control, such as economic conditions, competition, market and regulatory developments and availability of capital.

    In May 1998, the Company entered into a two year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $9.8 million, subject to upward adjustment depending on actual use. In June 1998, the Company entered into an agreement with MCI WorldCom whereby the Company will lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. On June 30, 1998, the Company agreed to purchase $25.2 million of switching equipment from Northern Telecom prior to June 30, 2000 for the ICP operations. Also on June 30, 1998, the Company agreed to purchase $13.7 million of customer support services over a 60 month period ending in July 2000.

    Upon consummation of the Senior Note offering, the Company purchased $122.0 million of restricted investments, consisting of U.S. government securities, that are held as security for the payment of the first six scheduled payments of interest on the Senior Notes. The restricted investments are held by a trustee as security for the benefit of the holders of the Senior Notes. As of June 30, 1999, the Company had restricted investments of $80.5 million.

    As of June 30, 1999, the Company had $394.3 million of indebtedness (including $350.0 million of Senior Notes and $26.8 million of secured indebtedness under the Rural Utility Service ("RUS")/Rural Telephone Bank ("RTB") Facility) and stockholder's deficit of $61.0 million. The RUS/RTB existing loans have scheduled maturities between 1999 and 2028. On October 14, 1998, RUS/RTB approved an additional 17 year loan facility to the Company that will provide $16.9 million in loan funds. As of June 30, 1999, no new loan funds were borrowed against this new facility.

    On April 8, 1999, the Company closed on a $75 million Credit Facility with NationsBank, N.A. as the administrative agent. Borrowings under the Credit Facility will be used to fund general corporate operations and capital expenditures, as the Company continues to enhance its existing market presence. As of June 30, 1999, the Company had $30 million of availability under the Credit Facility.

    The RUS/RTB Facility and the Credit Facility will require the Company to maintain certain financial ratios. The failure to maintain such ratios would constitute an event of default, notwithstanding the Company's ability to meet its debt service obligations. The Credit Facility will begin to amortize in 2002 and terminate in 2005. The actual amount and timing of the Company's future capital requirements may differ materially from the Company's estimates as a result of, among other things, the demand for the Company's services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. Because of the restrictions in the lending agreements and note indentures of Dobson Communications, capital contributions to the Company by Dobson Communications will be limited or prohibited.

IMPACT OF YEAR 2000 ISSUE

    In April 1998, Logix, in conjunction with Dobson Communications, established a multi-disciplined team to perform a Year 2000 impact analysis for Logix's operations. Following the impact analysis, Logix established a separate team to address the Year 2000 matters. The team consists of representatives from each of the lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 compliance manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

    To date, the Company has completed an inventory of its automated systems and services and an impact analysis that identified significant risk areas by line of business, identified specific compliance requirements, and estimated costs at $1.3 million and completion dates for affected systems.

    The Company has retained the services of a third party to be the primary consulting services provider for Year 2000 readiness. The third party is serving as the project management office resource for continued planning, execution of plans and assistance with the implementation of Year 2000 related activities and tasks.

    The Company's switching systems are believed to be Year 2000 compliant. From an information systems standpoint, the Company has historically relied on outsourcing relationships for most of its business and operational support applications. Applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, the remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the impact analysis revealed that for most of the Company's information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as part of existing maintenance and/or service agreements at a nominal cost to the Company. These updates will be in place and will have been tested by November 30, 1999.

    Management has also focused on evaluating software systems of acquired companies. The Company is in the process of replacing several billing systems. Management has determined that the Legacy billing system acquired in the American Telco acquisition is not Year 2000 compliant. The third-party vendor of Ace*Comm, the primary replacement for the Company's billing and customer care system, has warranted that this system is fully Year 2000 compliant. The Company expects the system will replace the Legacy billing system acquired from American Telco by November 30, 1999, and expect the new operations support system to be Year 2000 compliant and fully operational and integrated with the existing billing platforms by November 30, 1999.

    The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and that will not be upgraded through existing maintenance or service agreements are approximately $1.3 million, of which $.2 million has been spent to date. However, the Company believes the costs could decrease as they continue to assess Year 2000 matters, and as they continue to upgrade and replace the existing system. Additionally, such costs incurred will be expensed as incurred, which could have an adverse effect on the current operating results.

    The Company will continue to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. The Company will continue communicating with third party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which it does business to coordinate Year 2000 compliance. To further mitigate risks, if a critical vendor does not provide adequate assurance that its product is Year 2000 compliant through test plans, test results or third party audit results, the Company will either replace the product with one that has provided proof of compliance or will conduct its own Year 2000 tests. In addition, the Company will conduct its own Year 2000 tests on mission critical systems as their Year 2000 compliant versions are released by vendors. The Company has been in contact with vendors of products and services that the Company believes are critical to operations and these vendors have provided satisfactory assurances as to their products' and services' Year 2000 compliance. If the Company's automated systems and those of our vendors are not Year 2000 compliant, interruptions in services provided by and to the Company could be experienced, which could materially reduce cash flow from operations.

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

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at June 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as a part of this report:

EXHIBIT NUMBER                                DESCRIPTION
-----------------  ------------------------------------------------------------------
         27.1      Financial Data Schedule--Six Months Ended June 30, 1999

    (b) Reports on Form 8-K

Not applicable.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 13, 1999           LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                /s/ GEOFFREY M. BOYD
                                ---------------------------------------------
                                Geoffrey M. Boyd
                                EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL
                                OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)