Form 10-Q
period 1999-09-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 1999-11-15
CIK 1065458

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

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

          3555 N.W. 58(TH) STREET
                TENTH FLOOR
          OKLAHOMA CITY, OKLAHOMA                         73112
  (Address of principal executive offices)             (Zip Code)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

    At November 1, 1999, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                               INDEX TO FORM 10-Q

                                                                                                                 PAGE
                                                                                                              -----------
                                              PART I. FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements (Unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998.............           3

           Condensed Consolidated Statements of Operations for the Three and Nine Months Ended
             September 30, 1999 and 1998....................................................................           4

           Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 1999 and
             1998...........................................................................................           5

           Notes to Condensed Consolidated Financial Statements.............................................           6

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............          11

Item 3.    Quantitative and Qualitative Disclosure about Market Risk........................................          20

                                               PART II. OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................          21

Item 2.    Changes in Securities and Use of Proceeds........................................................          21

Item 3.    Defaults Upon Senior Securities..................................................................          21

Item 4.    Submission of Matters to a Vote of Security Holders..............................................          21

Item 5.    Other Information................................................................................          21

Item 6.    Exhibits and Reports on Form 8-K.................................................................          21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)
                                  (UNAUDITED)

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1999           1998
                                                                                      -------------  ------------
                                                     ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.........................................................   $     2,539    $   31,675
  Restricted cash and investments...................................................        40,186        37,572
  Accounts receivable, net..........................................................        22,470        16,838
  Receivables-affiliates............................................................         1,305         5,081
  Other current assets..............................................................         2,454         2,330
                                                                                       -----------    ----------
      Total current assets..........................................................        68,954        93,496
                                                                                       -----------    ----------
PROPERTY, PLANT AND EQUIPMENT, net..................................................       115,469        85,883
                                                                                       -----------    ----------
OTHER ASSETS:
  Restricted cash and investments...................................................        41,382        61,988
  Goodwill, net.....................................................................       125,386       129,869
  Excess purchase cost over original cost of assets acquired, net...................         2,510         2,581
  Deferred financing costs, net.....................................................        12,403        10,869
  Other intangibles, net............................................................         4,939         5,214
  Investment in unconsolidated partnership and other................................         2,127         2,521
                                                                                       -----------    ----------
      Total other assets............................................................       188,747       213,042
                                                                                       -----------    ----------
    Total assets....................................................................   $   373,170    $  392,421
                                                                                       ===========    ==========


                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1999           1998
                                                                                       -----------    ----------

                               LIABILITIES AND STOCKHOLDER'S DEFICIT

CURRENT LIABILITIES:
  Accounts payable..................................................................   $    18,973    $   29,477
  Accrued expenses..................................................................        18,461         4,337
  Current portion of long-term debt.................................................         1,200         1,171
  Deferred revenue and customer deposits............................................         1,125           425
                                                                                       -----------    ----------
    Total current liabilities.......................................................        39,759        35,410
LONG-TERM DEBT, net of current portion..............................................       420,161       376,327
DEFERRED CREDITS....................................................................           110           108
STOCKHOLDER'S DEFICIT:
  Class A Common Stock, $.01 par value, 100,000,000 shares authorized and 71,250,000
    shares issued and outstanding...................................................           713           713
  Paid-in capital...................................................................        11,448        11,448
  Retained deficit..................................................................       (99,021)      (31,585)
                                                                                       -----------    ----------
    Total stockholder's deficit.....................................................       (86,860)      (19,424)
                                                                                       -----------    ----------
      Total liabilities and stockholder's deficit...................................   $   373,170    $  392,421
                                                                                       ===========    ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                           --------------------------  --------------------------
                                                               1999          1998          1999          1998
                                                           ------------  ------------  ------------  ------------
REVENUE..................................................  $     28,619  $     25,541  $     85,360  $     40,176

OPERATING EXPENSES:
  Cost of service........................................        23,330        16,226        64,877        22,329
  Selling, general and administrative....................        15,796        11,891        43,261        20,775
  Depreciation and amortization..........................         4,772         4,556        14,249         7,686
                                                           ------------  ------------  ------------  ------------
    Total operating expenses.............................        43,898        32,673       122,387        50,790
                                                           ------------  ------------  ------------  ------------

OPERATING LOSS...........................................       (15,279)       (7,132)      (37,027)      (10,614)

OTHER INCOME (EXPENSE):
  Interest income........................................         1,310         2,978         4,593         3,292
  Interest expense.......................................       (11,897)      (11,631)      (35,092)      (14,352)
  Other, net.............................................             8            72            90           154
                                                           ------------  ------------  ------------  ------------
    Total other expense, net.............................       (10,579)       (8,581)      (30,409)      (10,906)
                                                           ------------  ------------  ------------  ------------
LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE................................       (25,858)      (15,713)      (67,436)      (21,520)
INCOME TAX BENEFIT.......................................            --           179            --           897
                                                           ------------  ------------  ------------  ------------
LOSS BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE..............................................       (25,858)      (15,534)      (67,436)      (20,623)
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net
  of income tax benefit of $429 in 1998..................            --            --            --          (699)
                                                           ------------  ------------  ------------  ------------
NET LOSS.................................................  $    (25,858) $    (15,534) $    (67,436) $    (21,322)
                                                           ============  ============  ============  ============
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER
  COMMON SHARE
  Before cumulative effect of change in accounting
    principle............................................  $       (.36) $       (.22) $       (.95) $       (.29)
  Cumulative effect of change in accounting principle....            --            --            --          (.01)
                                                           ------------  ------------  ------------  ------------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDER PER
  COMMON SHARE...........................................  $       (.36) $       (.22) $       (.95) $       (.30)
                                                           ============  ============  ============  ============
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING.........    71,250,000    71,250,000    71,250,000    71,250,000
                                                           ============  ============  ============  ============

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                              NINE MONTHS ENDED
                                                                                               SEPTEMBER 30,
                                                                                           -----------------------
                                                                                              1999        1998
                                                                                           ----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss...............................................................................  $  (67,437) $   (21,322)
  Adjustments to reconcile net loss to net cash provided by operating activities--
    Depreciation and amortization........................................................      14,249        7,686
    Amortization of investment premium and financing cost................................       1,537          226
    Accrued interest on restricted investments...........................................        (893)      (2,005)
    Deferred income taxes and investment tax credits, net................................           2       (1,392)
    Gain (loss) on disposition of assets.................................................         (67)           3
    Cumulative effect of change in accounting principle..................................          --        1,128
    Equity in income of unconsolidated partnership.......................................         (91)        (105)
  Changes in current assets and liabilities--
    Accounts receivable..................................................................      (5,632)      (2,174)
    Other current assets.................................................................        (771)          21
    Accounts payable.....................................................................     (10,504)       3,115
    Accrued expenses.....................................................................      14,124       11,669
    Deferred revenue and customer deposits...............................................         780          201
                                                                                           ----------  -----------
      Net cash provided by (used in) operating activities................................     (54,703)      (2,949)
                                                                                           ----------  -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures...................................................................     (37,700)     (17,735)
  Acquisitions of businesses.............................................................          --     (137,550)
  Purchase of customer lists.............................................................        (552)         (13)
  Purchase of other assets...............................................................        (135)          --
  Decrease in receivables/payables--affiliates, net......................................       4,179        8,759
  Proceeds on sale of assets.............................................................          13           --
  Investments in unconsolidated subsidiaries and other...................................          12         (506)
                                                                                           ----------  -----------
        Net cash used in investing activities............................................     (34,183)    (147,045)
                                                                                           ----------  -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt...........................................................      44,668      350,000
  Repayments of long-term debt...........................................................        (805)        (872)
  Purchase of restricted investments.....................................................          --     (121,786)
  Maturities of restricted investments...................................................      18,348           --
  Deferred financing costs...............................................................      (2,461)     (11,324)
                                                                                           ----------  -----------
      Net cash provided by financing activities..........................................      59,750      216,018
                                                                                           ----------  -----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS.....................................     (29,136)      66,024

CASH AND CASH EQUIVALENTS, beginning of period...........................................      31,675          254
                                                                                           ----------  -----------
CASH AND CASH EQUIVALENTS, end of period.................................................       2,539       66,278
                                                                                           ==========  ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

1. ORGANIZATION

    Logix Communications Enterprises, Inc. (the "Company" or "Logix") was incorporated as an Oklahoma corporation under the name "Dobson Wireline Company" in December 1997, as part of a reorganization by its parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. Logix is a wholly owned subsidiary of Dobson Communications and is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. As of September 30, 1999, the Company had operations in Oklahoma and Texas. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations.

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

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the periods ended September 30, 1999, and 1998, as if the purchases occurred at the beginning of the respective periods. The unaudited pro forma information is presented for informational

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

3. RECENT ACQUISITIONS (CONTINUED)

purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

                                              THREE MONTHS ENDED                      NINE MONTHS ENDED
                                    --------------------------------------  --------------------------------------
                                    SEPTEMBER 30, 1999  SEPTEMBER 30, 1998  SEPTEMBER 30, 1999  SEPTEMBER 30, 1998
                                    ------------------  ------------------  ------------------  ------------------
                                                        (IN THOUSANDS, EXCEPT PER SHARE DATA)
Operating revenue.................     $     28,619        $     27,031        $     85,360        $     76,522
Loss before cumulative effect.....          (25,858)            (15,294)            (67,437)            (40,494)
Net loss..........................          (25,858)            (15,294)            (67,437)            (41,194)
Basic net loss per share..........     $       (.36)       $       (.21)       $       (.95)       $       (.58)

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

                                                                                         THREE MONTHS ENDED
                                                                                         SEPTEMBER 30, 1999
                                                                                  ---------------------------------
                                                                                    ILEC        ICP        TOTAL
                                                                                  ---------  ----------  ----------
                                                                                           (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External......................................................................  $   4,036  $   24,583  $   28,619
  Intersegment..................................................................         18       2,096       2,114
  Intersegment revenue(1).......................................................         --          --      (2,114)
                                                                                  ---------  ----------  ----------
  Total operating revenue.......................................................      4,054      26,679      28,619
                                                                                  ---------  ----------  ----------
Adjusted EBITDA(2)..............................................................      2,562     (13,069)    (10,507)
Depreciation and amortization...................................................       (741)     (4,031)     (4,772)
Interest expense, net...........................................................       (203)    (10,384)    (10,587)
Other income, net...............................................................         --           8           8
                                                                                  ---------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle........................................................  $   1,618  $  (27,476) $  (25,858)
                                                                                  =========  ==========  ==========

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

4. REPORT OF BUSINESS SEGMENTS (CONTINUED)

                                                                                        THREE MONTHS ENDED
                                                                                        SEPTEMBER 30, 1998
                                                                                 ---------------------------------
                                                                                   ILEC        ICP        TOTAL
                                                                                 ---------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External.....................................................................  $   3,702  $   21,839  $   25,541
  Intersegment.................................................................         --         263         263
  Intersegment revenue(1)......................................................         --          --        (263)
                                                                                 ---------  ----------  ----------
  Total operating revenue......................................................  $   3,702  $   22,102  $   25,541
                                                                                 ---------  ----------  ----------
Adjusted EBITDA(2).............................................................  $   1,616  $   (4,192) $   (2,576)
Depreciation and amortization..................................................       (782)     (3,774)     (4,556)
Interest expense, net..........................................................       (389)     (8,264)     (8,653)
Other income, net..............................................................          4          68          72
                                                                                 ---------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle.......................................................  $     449  $  (16,162) $  (15,713)
                                                                                 =========  ==========  ==========

                                                                                        NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 1999
                                                                                ----------------------------------
                                                                                   ILEC        ICP        TOTAL
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External....................................................................  $   11,509  $   73,851  $   85,360
  Intersegment................................................................          18       4,269       4,287
  Intersegment revenue(1).....................................................          --          --      (4,287)
                                                                                ----------  ----------  ----------
  Total operating revenue.....................................................      11,527      78,120      85,360
                                                                                ----------  ----------  ----------
Adjusted EBITDA(2)............................................................       7,566     (30,346)    (22,780)
Depreciation and amortization.................................................      (2,176)    (12,073)    (14,249)
Interest expense, net.........................................................        (877)    (29,621)    (30,498)
Other income, net.............................................................          --          90          90
                                                                                ----------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle......................................................  $    4,513  $  (71,950) $  (67,437)
                                                                                ==========  ==========  ==========

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

4. REPORT OF BUSINESS SEGMENTS (CONTINUED)

                                                                                        NINE MONTHS ENDED
                                                                                        SEPTEMBER 30, 1998
                                                                                ----------------------------------
                                                                                   ILEC        ICP        TOTAL
                                                                                ----------  ----------  ----------
                                                                                          (IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue
  External....................................................................  $   11,566  $   28,610  $   40,176
  Intersegment................................................................          --         522         522
  Intersegment revenue(1).....................................................          --          --        (522)
                                                                                ----------  ----------  ----------
  Total operating revenue.....................................................  $   11,566  $   29,132  $   40,176
                                                                                ----------  ----------  ----------
Adjusted EBITDA(2)............................................................  $    5,940  $   (8,868) $   (2,928)
Depreciation and amortization.................................................      (2,346)     (5,340)     (7,686)
Interest income (expense), net................................................        (928)    (10,132)    (11,060)
Other income, net.............................................................          20         134         154
                                                                                ----------  ----------  ----------
  Income (loss) before income taxes and cumulative effect of change in
    accounting principle......................................................  $    2,686  $  (24,206) $  (21,520)
                                                                                ==========  ==========  ==========

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1999           1998
                                                                                      -------------  ------------
                                                                                            (IN THOUSANDS)
INVESTMENT INFORMATION:
Segment Assets
ICP.................................................................................   $   317,212    $  351,231
ILEC................................................................................        58,107        47,978
Intersegment receivables(1).........................................................        (2,149)       (6,788)
                                                                                       -----------    ----------
  Total segment assets..............................................................   $   373,170    $  392,421
                                                                                       ===========    ==========

------------------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) Adjusted EBITDA, as defined by the Company, represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense), extraordinary items and cumulative effect of changes in accounting principles.

5. COMMITMENTS

    In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $9.75 million for a period of 24 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.25 million of monthly services from October 1998 through December 1998. Beginning in January 1999, the Company is obligated to purchase $.5 million of monthly services through June 2000. Of this commitment, $6.3 million remained at September 30, 1999.

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               SEPTEMBER 30, 1999
                                  (UNAUDITED)

5. COMMITMENTS (CONTINUED)

    In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. Of this commitment, $12.0 million remained at September 30, 1999.

    On June 30, 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998 and June 30, 2000 for the ICP operations. Of this commitment, $10.8 million remained at September 30, 1999.

    On June 30, 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $8.0 million remained at September 30, 1999.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson will be retained by Dobson Communications until August 31, 2008. In exchange for Mr. Dobson's services to the Company, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan. Mr. Dobson's responsibilities will include duties consistent with the responsibilities of a former Chief Executive Officer of Dobson Communications, including the development of goodwill for Dobson Communications and the Company.

6. SUBSEQUENT EVENT

    Subsequent to September 30, 1999, the Company engaged Lehman Brothers to evaluate strategic alternatives, including the potential merger of the Company with another entity. In addition, Dobson CC Limited Partnership, or DCCLP, has agreed to invest up to $20 million under certain circumstances. The Company believes that proceeds from its existing credit facility and potential funding from DCCLP will be sufficient to fund the Company's operations through the end of 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

    We are a leading integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We have network facilities in the southwest United States serving small and medium-sized businesses in Austin, Dallas, Fort Worth, Houston, Oklahoma City, San Antonio, Tulsa, Amarillo and Corpus Christi and in other cities in Texas and Oklahoma. We have become a "one-stop" provider of integrated communications services with a comprehensive suite of voice and data communications services including local, long distance, long-haul transport, enhanced data and high speed Internet access. We are continually evaluating additional products and services to add to our offerings. As of September 30, 1999, we had 67,982 access lines in service and we generated revenues of $85.4 million. As of June 15, 1998, we acquired American Telco, Inc., or American Telco, for $131.5 million. American Telco is included in our operations from the date of its acquisition. As we have expanded our corporate and administrative staff to support our operations, we have increased our number of personnel from 685 at September 30, 1998 to 750 at September 30, 1999.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, long distance, enhanced data, Internet, intranet and extranet services, private line, integration services and fiber operation services. We began offering facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Oklahoma and Texas. At September 30, 1999, our ICP operations had 54,296 local access lines compared to 31,200 access lines at September 30, 1998.

    We offer ICP services at prices that are competitive to the incumbent local exchange carriers. While pricing is an important element of our marketing, we believe that small and medium-sized businesses are also focused on the benefits from customer care, bundled telecommunications services with one point of contact for sales and service and consistent quality of service when making their purchase decisions.

    During recent years, the market prices for many telecommunications services have declined. We believe that this trend is likely to continue and may have a negative effect on our gross margins that may not be offset completely by savings from the decrease in our cost of service.

    Current industry statistics demonstrate that there is significant customer turnover within the industry. Our experience indicates that the turnover is especially high when customers are buying resold services or only long distance services. We believe that by offering an integrated package of bundled telecommunications and data services, and by providing superior customer care, we will be able to enhance our customer retention rate.

    Our facilities-based customers provide higher operating margins than do our resale customers. As a result, beginning in December 1998, we initiated a plan to focus on providing only facilities-based services. In March 1999, as part of this strategy, we increased the rates for all resale services to equal those charged by the Regional Bell Operating Company. As a result, many of our resale customers terminated our services and some subscribed to our facilities-based services.

    The decision to significantly reduce our reliance on a resale strategy has initially adversely impacted our revenue growth. We experienced an increase in the turnover rate of our resale base. As we replace our resale customers with new facilities-based customers, revenue is impacted due to a delay in provisioning newly ordered services. In addition, there is generally a period of several months until a newly provisioned customer achieves the same level of revenue as an existing customer. Finally, the revenue per access line for a facilities-based customer is typically lower than that for a resale customer due to the discount on aggregate prices offered with bundled services. Ultimately, we believe the impact of this strategy will favorably impact our operating performance. Access line detail for the periods indicated, including our ILEC operations, is as follows:

                                                                      FOR THE THREE MONTHS ENDED
                                                 ---------------------------------------------------------------------
                                                 SEPTEMBER 30,   JUNE 30,    MARCH 31,    DECEMBER 31,   SEPTEMBER 30,
                                                     1999          1999         1999          1998           1998
                                                 -------------  -----------  -----------  -------------  -------------
ACCESS LINES
  Facilities-Based.............................       49,362        32,015       25,339        20,249         17,803
  Resale.......................................       18,620        30,097       32,481        32,016         26,579
                                                   ---------     ---------    ---------     ---------      ---------
TOTAL ACCESS LINES.............................       67,982        62,112       57,820        52,265         44,382
NET ADDITIONS
  Facilities-Based.............................       17,347         6,676        5,090         2,446          2,232
  Resale.......................................      (11,477)       (2,384)         465         5,437          6,483
                                                   ---------     ---------    ---------     ---------      ---------
TOTAL NET ADDITIONS TO ACCESS LINES............        5,870         4,292        5,555         7,883          8,715
PERCENTAGE OF NET ADDITIONS
  Facilities-Based.............................          100%          100%        91.6%         31.0%          25.6%
  Resale.......................................           --            --          8.4%         69.0%          74.4%

    ILEC OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area.

    Our ILEC revenues consist of:

    - end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding and long distance revenue;

    - access revenue, which is paid by long distance carriers for providing access from the long distance carrier's point of presence to the end user who makes or receives a long distance call; and

    - support revenue, which is paid by federal and state agencies to companies, such as us, which operate in areas where factors such as geographic conditions and/or subscriber density increase the cost of providing service.

    Support revenue consists of high cost funds, or HCF, from state agencies and universal service funds, or USF, from federal and state agencies.

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represents for the periods indicated:

                                                     THREE MONTHS ENDED            NINE MONTHS ENDED
                                                       SEPTEMBER 30,                 SEPTEMBER 30,
                                                ----------------------------  ----------------------------
                                                    1999           1998           1999           1998
                                                -------------  -------------  -------------  -------------
                                                                     ($ IN MILLIONS)
Support revenue...............................    $     1.2      $     1.2      $     3.5      $     3.6
Percentage of ILEC revenue....................         28.5%          32.8%          30.4%          31.5%

    The Telecommunications Act of 1996 potentially impacts our sources of support revenue. Under previous regulation, access charges contained implicit support for high cost areas. Regulations adopted pursuant to the Telecommunications Act would remove implicit support from access charges and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. We will continue to pursue our strategy to lessen the impact of any future regulatory changes by reducing our operating costs through consolidation of operational functions in order to achieve economies of scale.

COST AND EXPENSES

    Our primary operating expense categories include cost of service, selling, general and administrative expenses, or SG&A, and depreciation and amortization.

    Cost of service for our ICP operations consists primarily of fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies. We have deployed several digital switching platforms with local and long distance capability and we lease fiber trunking capacity from ILECs and other ICPs to connect our switches with our transmission equipment collocated in ILEC central offices. We intend to deploy similar switching platforms in additional cities in Oklahoma and Texas.

    Depending on the type of services we provide, we may deploy high capacity digital connections, including the lease of unbundled loops from the ILECs to connect our customers' and other carriers' networks to our network. The lease charges for unbundled loops vary by ILEC, and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as a monthly recurring fee for use of their central offices for collocation.

    We will continue to use our own fiber network, where available, to carry long distance traffic and will also continue to enter into resale agreements with long distance carriers for transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. We may be obligated to pay under-utilization charges in the event we over-estimate our requirements; however, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means.

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel and internal network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. We also pay commissions to independent sales agents for generating new sales and ongoing sales to existing customers. As we increase our market penetration in our existing markets, we expect SG&A to decrease as a percentage of our revenues.

    Depreciation and amortization relates primarily to switching equipment, facilities, computers and software, and is expected to increase as we continue to expand our operating systems and network facilities. Depreciation and amortization also includes amortization of goodwill related to our acquisition of American Telco.

EBITDA

    We incurred operating losses and negative EBITDA related to our ICP services for the three and nine months ended September 30, 1999. These losses were primarily a result of increased wholesale costs related to our ICP operations and higher costs associated with increased personnel. Our negative cash flows from operations and negative EBITDA are expected to continue until we further expand customer base. Also, we expect that growth in ICP services will have an adverse impact on our combined gross margins, because the gross margins on the ICP services are expected to be lower than the gross margins on our ILEC operations.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

    REVENUE. For the three months ended September 30, 1999, our total revenue increased $3.1 million, or 12.1%, to $28.6 million from $25.5 million for the three months ended September 30, 1998. The following table sets forth the components of our revenue for the three months ended September 30:

                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
ICP.....................................................................  $  24,583  $  21,839
ILEC....................................................................      4,036      3,702
                                                                          ---------  ---------
  Total.................................................................  $  28,619  $  25,541
                                                                          =========  =========

    ICP. Our ICP revenue increased $2.8 million or 12.6%, to $24.6 million for the three months ended September 30, 1999 from $21.8 million for the three months ended September 30, 1998 due primarily to access line growth, increased long distance minutes of use, increased equipment sales and increased sales by our fiber operations. For the three months ended September 30, 1999, fiber and network management services accounted for $1.6 million, and $1.3 million for the three months ended September 30, 1998.

    ILEC. Our ILEC revenue decreased $.3 million, or 9.0%, to $4.0 million for the three months ended September 30, 1999 compared to $3.7 million for the three months ended September 30, 1998.

    COST OF SERVICE. For the three months ended September 30, 1999, our total cost of service increased $7.1 million, or 43.8%, to $23.3 million from $16.2 million in the comparable period of 1998. The following table sets forth the components of our cost of service for the three months ended September 30:

                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
ICP.....................................................................  $  23,006  $  15,797
ILEC....................................................................        324        429
                                                                          ---------  ---------
  Total.................................................................  $  23,330  $  16,226
                                                                          =========  =========

    ICP. Cost of our ICP service increased $7.2 million to $23.0 million for the three months ended September 30, 1999 from $15.8 million for the comparable period of 1998 due primarily to increases in the number of access lines and long distance minutes of use, the expansion of our network and increases in our equipment sales.

    ILEC. Cost of our ILEC service decreased $.1 million, or 24.5%, to $.3 million for the three months ended September 30, 1999 from $.4 million for the three months ended September 30, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended September 30, 1999, our SG&A costs increased $3.9 million, or 32.8%, to $15.8 million compared to $11.9 million in the comparable period of 1998. The increase was primarily due to increased salary costs resulting from increased ICP personnel to support our facilities-based system and additional sales, administrative and marketing personnel in our ICP operations. Building rent increased $.8 million for the three months ended September 30, 1999 from the same period in 1998.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
September 30, 1999, our depreciation and amortization expense increased
$.2 million to $4.8 million from $4.6 million in the three months ended September 30, 1998. Our ICP segment's depreciation and amortization expense increased $.3 million, to $4.0 million for the three months ended September 30, 1999. This increase is primarily a result of assets acquired, including goodwill, from our acquisition of American Telco and depreciation and amortization on other assets purchased for our ICP and ILEC operations. Our ILEC segment's depreciation and amortization expense was consistent between periods at $.8 million for the three months ended September 30, 1999 and 1998.

    OPERATING LOSS. As a result of the items discussed above, our operating loss for the three months ended September 30, 1999, increased $8.2 million to a loss of $15.3 million from a loss of $7.1 million for the comparable period of 1998.

    INTEREST INCOME.  Our interest income for the three months ended
September 30, 1999 decreased $1.7 million to $1.3 million from $3.0 million earned in the same period of 1998. Interest income primarily relates to interest earned on the funds held to secure the first six scheduled interest payments on our 12 1/4% Senior Notes due 2008, or senior notes, and cash on hand from the issuance of the senior notes.

    INTEREST EXPENSE.  Interest expense for the three months ended
September 30, 1999 increased $.3 million to $11.9 million from $11.6 million for the three months ended September 30, 1998. Interest expense relates to the issuance of the senior notes in 1998.

    LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the items discussed above, our loss before income taxes and cumulative effect of change in accounting principle for the three months ended September 30, 1999, increased $10.2 million to a loss of $25.9 million from a loss of $15.7 million in the comparable period of 1998.

    NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1998

    Our results of operations have been significantly affected by our acquisition of American Telco on June 15, 1998. This acquisition was accounted for as a purchase and the results of the operations of American Telco are included since the date of acquisition. As a result of this acquisition, our results of operations for prior periods are not comparable.

    REVENUE. For the nine months ended September 30, 1999, our total revenue increased $45.2 million, or 112.5%, to $85.4 million from $40.2 million for the nine months ending September 30, 1998. The following table sets forth the components of our revenue for the nine months ended September 30:

                                                                            1999       1998
                                                                          ---------  ---------
                                                                            ($ IN THOUSANDS)
ICP.....................................................................  $  73,851  $  28,610
ILEC....................................................................     11,509     11,566
                                                                          ---------  ---------
  Total.................................................................  $  85,360  $  40,176
                                                                          =========  =========

    ICP. ICP revenue increased $45.3 million to $73.9 million for the nine months ended September 30, 1999 from $28.6 million for the nine months ended September 30, 1998 due primarily to the acquisition of American Telco in June 1998 combined with access line growth, increased long distance minutes of use, increased equipment sales and increased sales by our fiber operations.

    ILEC. Our ILEC revenue decreased $.1 million to $11.5 million for the nine months ended September 30, 1999 compared to $11.6 million for the nine months ended September 30, 1998. Access lines increased to 13,686 as of September 30, 1999 from 13,182 as of September 30, 1998.

    COST OF SERVICE. For the nine months ended September 30, 1999, our total cost of service increased $42.6 million, or 190.6%, to $64.9 million from $22.3 million in comparable period of 1998. The following table sets forth the components of our cost of service for the nine months ended September 30:

                                                                            1999       1998
                                                                          ---------  ---------
                                                                             (IN THOUSANDS)
ICP.....................................................................  $  64,092  $  20,883
ILEC....................................................................        785      1,446
                                                                          ---------  ---------
  Total.................................................................  $  64,877  $  22,329
                                                                          =========  =========

    ICP. Our cost of ICP service increased $43.2 million to $64.1 million for the nine months ended September 30, 1999 from $20.9 million for the first nine months of 1998 due primarily to our acquisition of American Telco combined with increases in the number of access lines and long distance minutes of use, the expansion of our network and increases in our equipment sales.

    ILEC. Our cost of ILEC service decreased $.6 million to $.8 million for the nine months ended September 30, 1999 from $1.4 million for the nine months ended September 30, 1998.

    SELLING, GENERAL AND ADMINISTRATIVE.  For the nine months ended
September 30, 1999, our SG&A costs increased $22.5 million, or 108.2%, to $43.3 million compared to $20.8 million in the first nine months of 1998. The increase was primarily due to increased salary costs resulting from increased ICP personnel as a result of our acquisition of American Telco to support our expanded facilities-based system and additional sales, administrative and marketing personnel in our ICP operations. Building rent increased $2.7 million for the nine months ended September 30, 1999 compared the same period in 1998, related to expanded operations and the acquisition of American Telco.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the nine months ended
September 30, 1999, depreciation and amortization expense increased
$6.6 million, or 85.4%, to $14.3 million from $7.7 million in the first nine months of 1998. Our ICP segment's depreciation and amortization expense increased $6.7 million, to $12.1 million for the nine months ended
September 30, 1999. This increase is primarily a result of assets acquired, including goodwill, from our acquisition of American Telco and depreciation and amortization on other assets purchased for our ICP business. Our ILEC segment's depreciation and amortization expense remained consistent between periods at $2.2 million and $2.3 million for the nine months ended 1999 and 1998, respectively.

    OPERATING LOSS. As a result of the items discussed above, our operating income for the nine months ended September 30, 1999, increased $26.4 million to a loss of $37.0 million from a loss of $10.6 million in the first nine months of 1998.

    INTEREST INCOME.  Our interest income for the nine months ended
September 30, 1999 increased $1.3 million to $4.6 million from $3.3 million earned for the same period in 1998. Interest income relates primarily to interest earned on the funds held to secure the first six scheduled interest payments on the senior notes and cash on hand from the issuance of the senior notes.

    INTEREST EXPENSE.  Our Interest expense for the nine months ended
September 30, 1999 increased $20.7 million to $35.1 million from $14.4 million for the same period of 1998. The increase in interest expense is a result of the issuance senior notes in June 1998.

    LOSS BEFORE INCOME TAXES AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. As a result of the items discussed above, our loss before income taxes and cumulative effect of change in accounting principle for the nine months ended September 30, 1999, increased $45.9 million to a loss of $67.4 million from a loss of $21.5 million in the first nine months of 1998.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle in the nine months ended September 30, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have generated positive cash flow from operations and positive EBITDA in our ILEC business and have financed our ILEC business through government loans. Our ILEC business historically has generated income before income taxes and cumulative effect of change in accounting principle. Our ILEC business receives support revenue from federal and state agencies that accounted for approximately 30.4% and 31.5% of our ILEC revenue for the nine months ended September 30, 1999 and 1998, respectively. This support revenue contributes significantly to our ILEC's positive cash flow from our ILEC operations, EBITDA and income before income taxes and cumulative effect of change in accounting principle.

    We experienced negative cash flow from operations and negative EBITDA and loss before income taxes and cumulative effect of change in accounting principle for the year ended 1998 and in the nine months ended September 30, 1999 in our ICP business. The negative cash flows from operations, negative EBITDA and loss before income taxes and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as we expanded our ICP business. We will continue to incur losses before income taxes and cumulative effect of change in accounting principle and will continue to generate negative cash flows from operations and negative EBITDA as we enhance our ICP operations and expand our customer base. The successful implementation of our strategy, including the expansion of our customer base and significant and sustained growth in our cash flows, is necessary for us to meet our debt service requirements, including our obligations on the senior notes. We expect negative cash flows from operations and negative EBITDA on a consolidated basis at least through the fourth quarter of 2000 and to continue as we enhance our ICP operations and expand our customer base.

    Net cash used in operating activities was $54.7 million for the nine months ended September 30, 1999 compared to $2.9 million for the same period of 1998. The increase is primarily due to increased operating losses.

    Net cash used in investing activities totaled $34.2 million and $147.0 million for the nine months ended September 30, 1999 and 1998, respectively. Investing activities during these periods primarily related to capital expenditures and in 1998, to the acquisition of American Telco.

    Net cash provided by financing activities was $59.8 million and $216.0 million for the nine months ended September 30, 1999 and 1998, respectively. The net cash provided by financing activities during the nine months ended September 30, 1999 primarily resulted from borrowings against our credit facility and maturities of restricted investments relating to the senior notes. The net cash provided by financing activities during the nine months ended September 30, 1998 was primarily from the issuance of the senior notes net of the funds used to purchase the restricted investments.

    Capital expenditures for the nine months ended September 30, 1999 and 1998 were $37.7 million and $17.7 million, respectively. We expect our capital expenditures to total approximately $46.0 million for 1999.

    In May 1998, we entered into a two year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $9.8 million, subject to upward adjustment depending on actual use. In
June 1998, we entered into a an agreement with MCI WorldCom to lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. On June 30, 1998, we agreed to purchase $25.2 million of switching equipment from

Northern Telecom prior to June 30, 2000 for our ICP operations. Also on
June 30, 1998, we agreed to purchase $13.7 million of customer support services over a 60 month period ending in July 2003.

    Upon consummation of our senior note offering, we purchased $122.0 million of U.S. government securities, that are held to secure the first six scheduled payments on our senior notes.

    In addition, after June 13, 2001, the last date interest on the senior notes will be paid by the pledged U.S. government securities, our cash flow from operations may not be sufficient to provide us with adequate funds to pay the interest required by our indebtedness. To the extent that our internally generated funds are insufficient to meet these requirements we will need to obtain funds from other sources.

    As of September 30, 1999, we had $421.4 million of indebtedness, including $350.0 million of senior notes and $34.4 million of secured indebtedness under the RUS/RTB Facility, and stockholder's deficit of $99.0 million. The RUS/RTB loans have scheduled maturities between 1999 and 2028. In October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of September 30, 1999, $7.7 million of loan funds were borrowed against this new facility.

    On April 8, 1999, we established a senior credit facility, or credit facility, with Bank of America, as the administrative agent. On September 13, 1999, we amended and restated the credit facility to increase the availability $20 million by December 31, 1999, for a total commitment of $50 million. Borrowings under the credit facility are for general corporate purposes and to fund capital expenditures.

    Under the RUS/RTB Facility and the credit facility, we must maintain certain financial ratios, and our failure to maintain these such ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. The credit facility will begin to amortize in 2002 and terminate in 2005.

    The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. In addition, we have engaged Lehman Brothers to evaluate strategic alternatives, including the potential merger of the Company with another entity. In addition, Dobson CC Limited Partnership, or DCCLP, agreed to invest up to $20 million under certain circumstances. We believe that proceeds from the Credit Facility and potential funding from DCCLP will be sufficient to fund our operations through the end of 1999. Because of the restrictions in the lending agreements and note indentures of Dobson Communications, capital contributions to us by Dobson Communications will be limited or prohibited.

IMPACT OF YEAR 2000 ISSUE

    In April 1998, we, in conjunction with Dobson Communications, established a multi-disciplined team to perform a Year 2000 impact analysis for our operations. Following the impact analysis, we established a separate team to address the Year 2000 matters. Our team consists of representatives from each of our lines of business, as well as representatives from key corporate departments and is headed by a full time Year 2000 compliance manager. The team created a Year 2000 assessment methodology which brought a structured approach to the assessment and management reporting process.

    To date, we have:

    - completed an inventory of our automated systems and services;

    - completed an impact analysis that identified significant risk areas by line of business;

    - identified specific compliance requirements; and

    - revised estimated costs to $1.5 million and updated completion dates for affected systems.

    We have confirmed that our switching systems are Year 2000 compliant. From an information systems standpoint, we have historically relied on outsourcing relationships for most of our business and operational support applications. Applications that have not been outsourced to service providers have been deployed using packaged software from outside vendors. As a result, our remediation approach is not focused on a large scale in-house effort, but on identifying those systems and services that are not currently Year 2000 compliant and either upgrading to a compliant version or replacing with an alternative compliant product or service. The results of the impact analysis revealed that for most of our information systems, services and telecommunications infrastructure, Year 2000 compliant releases will be included as part of existing maintenance and/or service agreements at a nominal cost to us. These updates will be in place and will have been tested by November 30, 1999.

    Our management has also focused on evaluating software systems of companies we have acquired. We are in the process of replacing our billing systems. Our management has determined that the legacy billing system acquired in our acquisition of American Telco was not Year 2000 compliant. The third-party vendor of ACE*COMM, the primary replacement for our billing and customer care system, is fully Year 2000 compliant. ACE*COMM has replaced one of our Oklahoma third-party billing systems and will replace the second third-party system by November 30, 1999. The legacy billing system we acquired from American Telco has been fully tested and remediated and is now Year 2000 compliant.

    The total costs identified to upgrade or replace those systems that are not Year 2000 compliant and that will not be upgraded through existing maintenance or service agreements are approximately $1.5 million, of which $1.1 million has been spent to date. We believe the costs will remain in this range, as we complete our assessment of Year 2000 matters, and as we finalize existing system upgrades and replacements. Additionally, such costs incurred will be expensed as incurred, which could have an adverse effect on our current operating results.

    We have continued to analyze systems and services that utilize date embedded codes that may experience operational problems when the Year 2000 is reached. Further, we will continue communicating with third-party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which we do business to coordinate Year 2000 compliance. To further mitigate risks, if a critical vendor does not provide adequate assurance that its product is Year 2000 compliant through test plans, test results or third-party audit results, we are either replacing the product with one that has provided proof of compliance or it has been subjected to our own Year 2000 tests. In addition, we are conducting our own Year 2000 tests on mission critical systems as our vendors release Year 2000 compliant versions. We have been in contact with vendors of products and services that we believe are critical to our operations and these vendors have provided us with satisfactory assurances as to their products' and services' Year 2000 compliance. If our automated systems and those of our vendors are not Year 2000 compliant, we could experience interruptions in services provided by and to us, which could materially reduce cash flow from operations.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Our plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or our performance to differ materially from plans include, without limitation, our ability to satisfy the financial covenants of its existing debt instruments and to raise additional capital; our ability to integrate acquired operations with existing operations, to manage our rapid growth successfully and to compete effectively in our ILEC, fiber and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our office support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. No assurance can be given that the future results will be achieved; actual events or results may differ materially as a result of risks facing us. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not enter into derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity.

    The fair market value of our long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. Based on our market risk sensitive instruments outstanding at September 30, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)    Exhibits

    The following exhibits are filed as a part of this report:

EXHIBIT NUMBER  DESCRIPTION
--------------  -------------------------------------------------------------------------------
     27.1       Financial Data Schedule- Nine Months Ended September 30, 1999

    (b)    Reports on Form 8-K

          On November 10, 1999, we filed a Form 8-K reporting the issuance of a press release which announced that Albert H. Pharis, Jr. had been named Chief Executive Officer.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 15, 1999         LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                /S/ GEOFFREY M. BOYD
                                ------------------------------------------
                                Geoffrey M. Boyd
                                EXECUTIVE VICE PRESIDENT AND CHIEF
                                FINANCIAL OFFICER
                                (PRINCIPAL FINANCIAL OFFICER)