Form 10-K
period 1999-12-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2000-03-31
CIK 1065458

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------
                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-58693
                            ------------------------
                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                     73-1533356
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

             3555 NW 58TH                                     73112
              TENTH FLOOR                                   (Zip Code)
        OKLAHOMA CITY, OKLAHOMA
    (Address of principal executive
               offices)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO 12(B) OF THE ACT: NONE

            SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT: NONE
                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 24, 2000, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding, of which 1,752,242 shares were beneficially owned by persons not affiliated with the registrant. There is no established market value for the registrant's Class A Common Stock.

    Documents incorporated by reference: NONE

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                           ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 1999

                               TABLE OF CONTENTS

     ITEM NUMBER                                                                        PAGE
---------------------                                                                 --------
                                            PART I
    1                   Business....................................................      3
    2                   Properties..................................................     18
    3                   Legal Proceedings...........................................     18
    4                   Submission of Matters to a Vote of Security Holders.........     18

                                           PART II
    5                   Market for Registrant's Common Equity and Related
                          Stockholder Matters.......................................     18
    6                   Selected Financial Data.....................................     19
    7                   Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     21
    7A                  Quantitative and Qualitative Disclosure About Market Risk...     30
    8                   Financial Statements and Supplementary Data.................     31
    9                   Changes in and Disagreements with Accountants on Accounting
                          and Financial Disclosure..................................     54

                                           PART III
    10                  Directors and Executive Officers of the Registrant..........     54
    11                  Executive Compensation......................................     57
    12                  Security Ownership of Certain Beneficial Owners and
                          Management................................................     61
    13                  Certain Relationships and Related Transactions..............     62

                                           PART IV
    14                  Exhibits, Financial Statement Schedules, and Reports on Form
                          8-K.......................................................     64

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are an integrated communications provider, or ICP, and incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield, Tulsa and in other cities in Texas and Oklahoma. We are a "one-stop" provider of integrated communications services with a core suite of voice and data communications services including local, long distance, long-haul transport, enhanced data, high speed Internet access and customer premise equipment. We are continually evaluating additional products and services to add to our offerings. For the year ended December 31, 1999, we provided our services to over 43,000 local and long distance customers, had 80,166 access line equivalents and generated revenues of $113.3 million. On June 15, 1998, we acquired American Telco, Inc. for $131.5 million. American Telco is included in our operations from the date of its acquisition.

STRATEGY

    We provide integrated local, long distance, enhanced data, high speed Internet access and customer premise equipment products to small and medium-sized business customers within our service area. We have operated as an ILEC in Oklahoma for over 60 years and believe we have a unique depth of experience and strong customer relationships in the region. In addition, we provide long-haul transport services in Oklahoma, Texas and Colorado. We will continue to focus on the southwestern United States, primarily Texas, Oklahoma, Arkansas and Missouri, because we believe this region has attractive demographics and a favorable regulatory environment. In 1999, we expanded our footprint by adding new market cities in Texas as well as opening new markets in Missouri and Arkansas. The principal elements of our services strategy include:

    DELIVER AN INNOVATIVE SUITE OF TELECOMMUNICATIONS SOLUTIONS TO TARGETED BUSINESS CUSTOMERS. We believe that there is substantial demand from small and medium-sized businesses for bundled telecommunications services provided on a single monthly bill and with a single point of contact for all sales and service. We provide our bundled service offering, DIRECT T(SM), on a convenient integrated bill under our LOGIX(TM) brand name. Our sales professionals are trained to provide customers with sales and customer service relating to all our DIRECT T(SM) products. Once a customer contracts with us for services, we assign a single account relations manager who has the responsibility of proactively contacting the customer to confirm satisfaction with existing products and to promote new services and programs. In addition to providing a tailored package of voice and data services, as a full service communications provider, we also offer integration services in which we evaluate a customer's needs, provision and custom configure telecommunications equipment.

    To service the needs of the smaller business customers, we also offer a Small Business Suite product set. The Small Business Suite offers customers local, long distance and dial up Internet. The local, long distance or dial-up Internet can be obtained as a standalone or as a bundled offering. This product is available in all of our markets. Business customers can retain their phone numbers with no interruption in service. The product offering utilizes the Unbundled Network Element Platform, or UNE-P, service delivery method.

    BUILD MARKET SHARE THROUGH DIRECT SALES AND SUPERIOR CUSTOMER CARE. We seek to capture and retain customers through our experienced direct sales staff who have knowledge of the local market and by offering superior customer service and support. We believe a direct sales force that employs a consultative approach to address our customers' communications needs is an effective strategy for marketing telecommunications and data products to small and medium-sized businesses which typically do not have in-house telecommunications expertise. We believe these customers, because of their size, have generally not been targeted by the Regional Bell Operating Companies' direct sales forces. Our branch offices provide comprehensive support to our customers. At December 31, 1999, we had approximately 185 direct sales professionals with branch offices located in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield and Tulsa.

    DEPLOY CAPITAL EFFICIENT NETWORK. We have deployed a capital efficient network comprised of voice and data switches primarily connected by leased lines. We connect our customers directly to our network infrastructure using high capacity digital connections, including T-1 and digital subscriber lines. We believe that having a direct connection and offering our services using our own network facilities, instead of reselling the services of the incumbent local exchange carriers, allows us to:

    - achieve higher margins than reselling;

    - provide a wider range of services, including an ability to support bundled data and Internet products; and

    - better monitor and control the quality of service we provide to our customers.

    INCREASE PRODUCTIVITY AND EFFICIENCY THROUGH CONTINUED ENHANCEMENT OF OUR OPERATIONS SUPPORT SYSTEMS. We believe that fully integrated and scalable operations support systems will increase productivity and efficiency and provide us with a competitive advantage. We are currently deploying systems and procedures to streamline our operations and reduce the number of operations support systems applications we use. These new systems are designed to:

    - reduce operating and administrative costs;

    - increase accuracy of customer billing;

    - improve customer service; and

    - provide the ability to grow our operations without having to undertake significant operations support systems modifications.

    LEVERAGE ESTABLISHED BRAND NAME IN REGION. We are pursuing programs designed to achieve a high level of unaided brand awareness in our target region. We have retained Leonard Nimoy to promote us on an exclusive basis within the telecommunications industry within our region.

MARKET OPPORTUNITIES

    Historically, businesses throughout the United States have purchased their telecommunication services from different vendors including:

    - local services from Bell Operating Companies;

    - long distance and wide area data services from long distance carriers;

    - Internet services from Internet service providers, or ISPs;

    - wireless services from a wireless service provider; and

    - equipment from a value added reseller.

    The use of multiple vendors and the lack of availability of bundled services have resulted in customers receiving multiple invoices for these services.

    We believe that small and medium-sized businesses desire a fully integrated package of services, with one monthly invoice and a single point of contact for all sales and service. We further believe that regulatory changes introduced by the Telecommunications Act of 1996, advances in technology, and our experience and expertise in providing facilities-based communications services place us in a unique position to take advantage of the large telecommunications market in the Southwest. The growth in data and Internet provider services required by the business community also presents large opportunities for us.

SERVICES

ICP SERVICES

    Our ICP services include:

    - local exchange services,

    - enterprise network services,

    - Internet and intranet services,

    - intrastate and interstate toll services,

    - private line services,

    - integration services; and

    - long-haul transport services.

    LOCAL EXCHANGE SERVICES. Local exchange services include telephone services that connect a customer's telephone or private branch exchange to the public network and provide the customer with access to long distance services, operator and directory assistance services, 911 services, integrated service digital network, or ISDN, services, voice mail and other enhanced local features.

    ENTERPRISE NETWORK SERVICES. Enterprise network services include the switching and transport of digitized data and voice over a network designed to provide highly reliable, flexible service and support many data transmission protocols. We provide our enterprise network services over a network of frame relay and asynchronous transfer mode (ATM) data switches that we own, lease and connect to others. We are also able to provide remote access to businesses providing connectivity to corporate networks.

    INTERNET AND INTRANET SERVICES. We offer dedicated access to the Internet and provide additional services such as web hosting and intranet services. Our services include:

      Service or Feature                                Description
      ------------------                                -----------
Dedicated Internet Access.....  Continuously accessible high speed connection to the
                                Internet via our data network.
Web Hosting...................  Basic web hosting and design.
Intranet Service..............  "Private" equivalents of the Internet allowing secure, closed user access to the customer's private web sites, and other features, including file transfer capabilities.

    INTRASTATE AND INTERSTATE SERVICES. Our intrastate and interstate services include the origination and termination of telephone calls between users in different cities or exchanges. We provide these services on a usage basis, utilizing our local/long distance switches, our inter-city network and services provided by other carriers. We also offer inbound toll free long distance services and nationwide calling card services.

    PRIVATE LINE SERVICES. We provide dedicated communication channels connecting discreet end points. We provide these non-switched services to locations within the same city, or between locations in different cities known as interexchange private lines. We also provide special access services connecting a customer to a long distance carrier for the purpose of delivering long distance calls to the long distance carrier.

    INTEGRATION SERVICES.  Our integration services include:

    - initial evaluation of a customer's telecommunications needs;

    - provision and custom configuration of network devices, normally located at the customer's premises, which may include any special engineering, installation, or service functions provided by us; and

    - ongoing maintenance and training.

    LONG-HAUL TRANSPORT SERVICES. We provide long-haul transport services in Texas, Oklahoma and Colorado on a wholesale basis as a "carriers' carrier", to private business and government end-users. We have long-haul service contracts with various long-distance carriers, including AT&T Corporation, SBC Communications, Inc., Sprint Corporation and NTS Communications, Inc.

ILEC SERVICES

    Since 1936, through our predecessors and subsidiaries, we have provided incumbent local exchange carrier services and we currently own and operate nine adjoining local exchanges in western Oklahoma and three adjoining local exchanges adjacent to and east of the Oklahoma City metropolitan area. At December 31, 1999, our local telephone exchanges served approximately 13,658 access lines. We provide local and long distance telecommunications services with enhanced and value-added calling and billing features.

    Our ILEC operations receive high cost support funds from Oklahoma state jurisdictions and the federal universal service funds due to factors such as the geographic conditions and subscriber density in the areas in which we provide service. These two sources represented approximately 35.6% of our annual ILEC revenues for 1997, 31.1% for 1998, and 30.0% for 1999. Our other primary sources of ILEC revenues consist of end user and access revenues. End user revenues consist of charges for local, long distance, data, Internet and enhanced services such as call waiting and call forwarding. Access revenue represents amounts charged to long distance carriers for providing access from the long distance carrier's point of presence to the end user who makes or receives a long distance call.

NETWORK INFRASTRUCTURE

    SWITCHING AND ROUTING. All of our ILEC traffic routes via our Nortel DMS 500 supernode switch in Oklahoma City. The following table reflects our switching and routing devices that were in operation on December 31, 1999:

      SWITCHES AND ROUTERS                TYPE OF SWITCH         NUMBER               LOCATION(S)
Alcatel Digital 3/1/0 DACS         Multiserve Bandwidth Manager     11         Oklahoma and Texas
Siemens DCO(1)                     Local (voice)                     1         Houston
Nortel DMS 500                     Voice & ISDN Data                 4         Austin, Dallas, Houston
                                                                               and Oklahoma City
Nortel DMS 100                     Voice & ISDN Data                 2         San Antonio and Tulsa
Nortel DMS 10                      Voice & ISDN Data                 3(2)      Amarillo and Oklahoma
Alcatel DEX 600 Digital Switch     Long distance (voice)             1         Houston
Nortel Remote Service Line
Module/ Remote Switching Center    Local (voice)                    36         At ILECs in Oklahoma
Cisco BPX 8600 and MGX 8201        ATM                              26         Throughout the Southwest
                                                                               Amarillo, Austin, Dallas,
Cisco 7206                         Router                            6         San Antonio and Tulsa
Cisco 7500                         Router                            4         Oklahoma City and Houston

--------------------------

(1) We plan to sell our DCO switch once the existing customer base is converted over to our new Nortel DMS 500 switch in Houston. We have an additional DCO switch that is not in use and is currently for sale.

(2) We have two DMS 10s located with the ILEC. We have two additional DMS 10s that are not in use and are currently for sale.

    INTERCONNECTION AGREEMENTS. Our interconnection agreements with SBC and GTE Corporation that allow us to:

    - resell their local exchange services in Oklahoma and Texas; and

    - interconnect our network with their networks for the purpose of gaining access to all of their unbundled network elements, or UNEs.

    These agreements will allow us to deploy our network and offer local exchange services in other SBC and GTE markets.

    COLLOCATION. We have collocated within the geographic areas served by our existing switching infrastructure. Our collocation serves three major purposes as follows:

    - provides interconnection with the ILEC's local switch in each city;

    - provides physical access to unbundled networks elements; and

    - allows the installation of digital subscriber line access multiplexers that are necessary to transmit information using digital subscriber line transmission protocols.

    We intend to collocate in central offices where we believe the cost to install a collocate is justified by the addressable market opportunity. We currently have collocated our equipment in 31 central offices in Oklahoma and Texas.

    On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated a portion of the FCC's collocation order and remanded it back to the FCC. Specifically, the Court remanded back to the FCC the decision of what equipment should be allowed in a collocation space. The FCC's decision or remand could affect our operations.

    LONG-HAUL TRANSPORT. We have agreements with various long-haul transport carriers to transport the data and voice signals of our customers through our switches. We also have agreements with various carriers to provide transmission and termination services for our long distance traffic. These agreements typically provide for the resale of long distance services on a per minute basis, with some agreements containing minimum volume commitments.

    We operate 836 route miles of long-haul fiber optic facilities. We entered the fiber business in 1990 when we joined with AT&T and placed fiber between Oklahoma City and Amarillo to link our local exchanges. We and AT&T each have our own cable, sharing in all legal rights to the private right-of-way where the cables are located. Our cable between Oklahoma City and Amarillo covers approximately 365 route miles. Our ILEC operations have 241 route miles used to connect their remote switching modules, or RSLMs. We also plan to use dense wavelength division multiplexing technology, or DWDM, to maximize our capacity on any fiber strands we operate.

    In 1991, we acquired a 20% interest in Forte of Colorado Partnership, which owns 230 route miles of fiber which run from Springfield, Colorado to Colorado Springs. To enhance the revenue potential for the above segments, we, together with Forte of Colorado and other segment providers have interconnected our networks and currently offer fiber-based transport services among Albuquerque, Amarillo, Cheyenne, Colorado Springs, Dallas, Denver, Des Moines, El Paso, Kansas City, Las Cruces, Lubbock, Oklahoma City, Omaha, Midland, Wichita and Wichita Falls.

OPERATIONS SUPPORT SYSTEMS

    We undertake our sales, provisioning and billing functions, and the coordination of these functions through various methods, including manual and automated operations. As a result of our growth by acquisition, our billing, customer service and information functions are operated using various systems including those:

    - developed in-house;

    - supplied by third party vendors; or

    - incorporated into our operations as a result of acquisitions, such as that of American Telco.

SALES, MARKETING AND DISTRIBUTION

    We believe a substantial demand exists from small and medium-sized businesses for bundled telecommunications services provided with a single monthly bill and a single point of contact. While our customer focus is on small and medium-sized businesses, we also market to large corporations, financial services companies, government departments and agencies, and academic, scientific and other major institutions.

    Our ICP services are sold through our existing sales force, supported by sales engineers, and, often in cooperation with agents and value added resellers who are independent providers of communications hardware, to customers and other business associates. This approach enables us to emphasize the application solution aspects of our services and utilize the expertise and resources of other vendors. We intend to continue expanding our engineering support staff and other technical specialists we employ in order to meet the expected demand for ICP services.

    Our sales force includes specialized professionals who focus on sales to commercial and carrier consumers and alternate channels such as agents and value added resellers. Our sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Our sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and other networking alliances.

    We have approximately 185 sales professionals with branch offices located in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield and Tulsa. Deploying this number of sales professionals located at various branch offices in our target markets allows us to execute our strategy of face-to-face sales and a single point of contact for all of our customers. We have trained our sales force to market and sell both voice and data products. We market our long-haul transport services through our direct and indirect sales force.

CUSTOMER SERVICE

    Our sales and marketing approach is to build long-term business relationships with our customers, with the intent of becoming the single source provider of all of their telecommunications services. To this end, we assign a dedicated account relations manager to each business account who is responsible for proactively contacting the customer on a monthly basis. Our managers ensure that customers are satisfied with their current services and promote new services and programs. We believe that this activity improves customer retention, enhances penetration within the existing customer base and provides us with qualified sales leads through referrals.

    We have dedicated staff to coordinate service and installation activities. These activities include surveying the site to assess ambient conditions and power, and space requirements, as well as coordinating installation dates and equipment delivery and testing. Our customer service and technical staff, which is available 24 hours every day, plans, engineers, monitors and maintains the integrity, quality and availability of our networks.

COMPETITIVE STRENGTHS/COMPETITION

    GENERAL. The telecommunications industry is highly competitive and we face intense current and future competition with respect to our service offerings. Many of our current and potential competitors have financial, technical, personnel and other resources, including brand name recognition, substantially greater than ours. There has also been, and we believe there will continue to be, significant merger and joint venture activity and the creation of strategic alliances within the telecommunications industry that will result in competitors with even greater financial resources and other competitive advantages. In addition, rapidly evolving technology, and new applications of existing technology, may also provide competitors in our markets with significant competitive advantages over us. We believe that various legislative initiatives, including the Telecommunications Act and certain state initiatives, will facilitate the ability of RBOCs, other incumbent local exchange carriers and long distance carriers to offer bundled services, allowing them to leverage their extensive existing networks and provide customers with single source telecommunications services similar to the services that we offer. We cannot assure you that we will be able to respond to such competitive pressures or that competition will not have a material adverse effect on our business.

    LOCAL SERVICES. In each of our markets where we operate as an ICP, we face significant competition for the local services from Bell Operating Companies and other ILECs, which currently dominate their local telecommunications markets. In particular, Southwestern Bell Telephone Company, or SWBT, is the dominant local services provider in most of the markets we currently serve. These companies all have long-standing relationships with their customers and have financial, personnel and technical resources substantially greater than ours. As a recent ICP market entrant, we have not achieved, nor do we expect to achieve in the near future a significant market share for our services. GTE, which is the dominant local services provider in other markets, has announced a merger with Regional Bell Operating Company Bell Atlantic which, in turn, has indicated that the merged company will provide competitive local services in markets outside of GTE's current incumbent local exchange service areas.

    The principal competitors in our Texas markets include Allegiance Telecom Inc., Birch Telecom, Inc., Caprock Communications Corporation, e.spire Communications, Inc., GST Telecommunications, Inc., ICG Communications, Inc., Intermedia Communications, Inc., NextLink Communications, Inc., Teligent,

Inc. and Winstar Communications, Inc. Our principal competitors in our other markets also include Birch and Gabriel Communications, Inc. Other local service providers may also be initiating operations within one or more of our service areas. In addition, we expect long distance carriers, including AT&T, Sprint and MCI WorldCom, to offer local services together with their long distance services in certain markets. At least two of these competitors, AT&T and MCI WorldCom, have entered or announced plans to enter a number of our service areas. AT&T, which had already acquired another ICP, Teleport Communications Group, Inc., has recently been acquiring cable operators. If upgraded, cable facilities offer the potential for offering local telecommunications service. On March 9, 1999, AT&T consummated its acquisition of Tele-Communications, Inc., a leading cable television company, and it also recently reached an agreement to acquire MediaOne Group, another leading cable television company. Regulatory approval of the AT&T/ MediaOne transaction is still pending. In addition, MCI WorldCom and Sprint both have announced investment in, and acquisitions of, entities holding multichannel, multipoint distribution services, or MMDS, licenses, which can be used to provide broadband fixed wireless access services that may compete with services that we provide. In June 1998, Qwest Communications International, Inc., a long distance carrier, acquired LCI International Telecom. On July 18, 1999, Qwest also announced that it has reached an agreement with US WEST Communications, Inc., an RBOC serving 14 states in the Southwest, Mountain States and Pacific Northwest, on a merger of the two companies. Qwest and US WEST have obtained most necessary regulatory approvals, including conditional FCC approval. Qwest is partially owned by BellSouth Corporation, another RBOC, a provider of global Internet and long distance telecommunications services, which had previously announced its plans to acquire Frontier Communications.

    Recent mergers and strategic alliances among RBOCs and other large telecommunications carriers since passage of the Telecommunications Act raise serious questions about potential adverse effects upon the development of competition in the telecommunications industry. These mergers and alliances also may have an impact on our business prospects, because the increased size and resources of some of these entities may make them even more formidable competitors. SBC (which already has merged with Pacific Bell and with Southern New England Telecommunications) and Ameritech Corporation have recently merged, and have obtained necessary regulatory approvals, including Federal Corporation Commission approval. As noted, Bell Atlantic Corporation (which has already merged with NYNEX Corporation) and GTE also have announced an agreement to merge their operations. Regulatory approvals for this merger are still pending. Both the SBC/Ameritech and Bell Atlantic/GTE mergers would allow the merged entities to control a significant portion of the local exchange and business access lines in the United States. MCI WorldCom and Sprint Corporation also have announced their intention to merge which, if regulatory approvals are obtained, may further bolster the combined company's ability to compete as an ICP. The SBC/Ameritech merger also arguably has reduced competition in specific markets because Ameritech had previously announced plans to launch local service in Texas and St. Louis, Missouri and in other markets within SBC's region.

    Other potential competitors include digital subscriber line companies, cable television companies, utility companies and wireless telephone systems operators and private networks built by large end-users. We cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

    In the market areas where we operate as an ILEC, we are the sole provider of local services. The Telecommunications Act requires that, after a bona fide request for interconnect and a determination by the applicable state regulatory commission that such interconnect is not uneconomically burdensome, we interconnect our incumbent local exchange carrier networks with the networks of other ICPs at rates that are reasonable and non-discriminatory. As a result, other ICPs, including SBC, could negotiate interconnection agreements with us and resell our local exchange services in our market areas or provide such service using unbundled network elements.

    In all of our geographic market areas, competition is based on price, quality, reliability, customer service, responsiveness and service features. We have kept our prices at levels competitive with those of the incumbent local exchange carriers while providing, in our opinion, a higher level of service and responsiveness to our customers.

    Although ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. The ILECs have continued to reduce rates, resulting in downward pressure on certain dedicated and switched access transport rates. This price erosion has decreased operating margins for these services. However, we believe this effect will be offset by the increased revenues available as a result of access to customers provided through co-carrier interconnection agreements and the opening of local exchange service to competition. In addition, we believe that lower rates for dedicated access will benefit other services that we offer.

    ENHANCED DATA SERVICES. We face competition in our enhanced data services business from incumbent local exchange carriers, long distance carriers, very small aperture terminal, or VSAT, providers, Internet software providers and others. Many of our existing and potential competitors, such as satellite-based providers, have financial and other resources significantly greater than ours.

    We compete with the larger long distance carriers on the basis of price, service responsiveness and an ability to rapidly utilize new technology and service trends. All of the major long distance carriers, including AT&T, Sprint and MCI WorldCom, offer frame relay services and several of the major long distance carriers have announced plans to provide Internet services. We believe we compete favorably with these providers in our markets, based on the features and functions of our services and our experience and in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but could place increasing pressure on our gross margins.

    We also compete with VSAT services on the basis of price and data capacity. We believe that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT to compete with the frame relay services that we provide.

    LONG DISTANCE. The long distance market has relatively insignificant barriers to entry, high average churn rate, numerous entities competing for the same customers and prices that have declined and are expected to continue to decline. The numerous current and potential competitors in the market include AT&T, Sprint, MCI WorldCom, Teleglobe Communications, Inc., Qwest, other ICPs, microwave and satellite carriers and private networks owned by large end-users. We compete on the basis of price, customer service, clear pricing policies and, to a lesser extent, variety of services. We also expect to face competition from firms offering long distance data and voice services over the Internet. These firms could enjoy a significant cost advantage because they currently do not pay carrier access charges or universal service fees.

    Bell Operating Companies, such as SWBT, are currently allowed to provide interLATA long distance services outside their regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the RBOCs will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. A number of Bell Operating Companies have applied for in-region, interLATA approval, and Bell Atlantic's application for service in New York State was recently approved. See "Regulation."

    In providing long distance services, we focus on quality service and economy to distinguish ourselves in a very competitive marketplace. The additional new services that we offer as we implement our local exchange services allow us to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, our cost to provide these services is decreasing as we deploy more local/long distance voice switches and interexchange network facilities.

    LONG-HAUL FIBER. Our primary competitors who provide long-haul fiber capacity are Broadwing Communications, Inc., Qwest and AT&T. AT&T has a transmission line adjacent to ours between Oklahoma City and Amarillo. We also compete with other facilities-based long distance carriers, such as MCI WorldCom and Sprint, all of which have substantially greater financial resources than ours and a more extensive transmission network than our network. In Oklahoma, our principal competitor is a subsidiary of SBC. We may also face competition from the RBOCs, GTE and others such as electric utilities and cable television companies, including both wireless and satellite.

REGULATION

    OVERVIEW. Our services are subject to federal, state and local regulation. Through our subsidiaries, we hold various federal and state regulatory authorizations. The FCC exercises jurisdiction over telecommunications common carrier services to the extent the carriers provide, originate and/or terminate interstate or international communications. The FCC also establishes rules and has other authority over certain issues related to local telephone competition. State regulatory commissions retain jurisdiction over telecommunications carriers to the extent they provide, originate or terminate intrastate communications. Local governments may require us to obtain licenses, permits or franchises in order to use the public rights of way or obtain zoning approvals necessary to install and operate its networks.

    FEDERAL REGULATION. We are categorized as a non-dominant carrier by the FCC, and as a result we are subject to relatively limited regulation of our interstate and international services. Tariffing and certain general policies and rules apply, as well as certain reporting requirements, but our rates are not subject to prior FCC approval. We have all the operating authority required by the FCC to conduct long distance and international business at present. Additionally, as a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic and international interstate communications without additional FCC authorization, except to the extent that radio licenses or international authorizations are required or that installation of a facility raises certain environmental impact issues under the FCC's rules.

    The FCC also imposes prior approval requirements on transfers of control and assignments of radio and microwave licenses and authorizations for the provision of international telecommunications services. The FCC has the authority generally to condition, modify, cancel, terminate or revoke licenses and operating authority for failure to comply with federal laws and/or the rules, regulations and policies of the FCC. Fines or other penalties also may be imposed for such violations. We cannot give you any assurance that the FCC or third parties will not raise issues with regard to our compliance with applicable laws and regulations.

    The FCC also regulates the interstate access rates charged by incumbent local exchange carriers for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. On May 16, 1997, the FCC released the Access Charge Reform Order revising its access charge rate structure. The new rules substantially increase the costs that local exchange carriers which are subject to the FCC's price cap rules, recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The FCC has stated that this plan will grant price cap LECs increased pricing flexibility upon demonstrations of increased competition (or potential competition) in relevant markets. The manner in which the FCC further implements this approach to lowering access charge levels could have a material effect on our ability to compete in providing interstate access services and on our ILEC operations. An October 1997 FCC access charge decision, for example, requires local exchange carriers to provide interexchange carriers with certain information about the number and types of charges they impose on interexchange carriers' presubscribed customers. Several parties have appealed the Access Charge Reform Order, and in May 1999 the U.S. Court of Appeals for the District of Columbia Circuit remanded certain rules regarding adjustment factors applicable to access charges to the FCC for further proceedings. Furthermore, the FCC has initiated proceedings to consider the role of access charges in light of decisions made in the FCC's universal service proceedings. The impact of the FCC's decisions will not be known for several years, during which time the access charge rules may be revised further by the FCC and/or subject to additional judicial review.

    In a related matter, on May 8, 1997, the FCC released the Universal Service Order establishing a significantly expanded federal telecommunications subsidy regime. Pursuant to the Telecommunications Act, the FCC established new subsidies for telecommunications services provided to qualifying schools and libraries, for services provided to rural health care providers. The FCC also expanded the federal subsidies to low-income consumers and customers high-cost areas. Providers of interstate telecommunications service, such as ours, as well as certain other entities, must pay for these programs. The United States Court of Appeals for the Fifth Circuit recently reversed many of the FCC's rules regarding carriers' contribution obligations, and the FCC has recently adopted rules implementing the court's decision. The FCC's decision implementing the court's decision is subject to further administrative and judicial proceedings, and the impact of the court's decision is uncertain. The Fifth Circuit also largely upheld the FCC's methodology for calculating universal service support for high cost rural areas, although further judicial review is possible.

    In addition, the FCC and the courts are considering related questions regarding the applicability of access charges, and universal service fees to Internet service providers. Currently such providers are not subject to these expenses. ILECs and other parties argue that this exemption gives an unfair advantage to Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications carriers. We are not in a position to determine how these access and universal service matters will be resolved, and whether or not such resolution will be harmful to our competitive position.

    The Telecommunications Act also gives the FCC and state Public Utilities Commission, or PUCs, roles in establishing rules for the implementation of local telephone competition. The Telecommunications Act imposes a variety of new duties on incumbent local exchange carriers in order to promote competition in local exchange and access services, and the FCC has authority to develop rules to implement these duties. Some smaller independent incumbent local exchange carriers may seek suspension or modification of these obligations, and some companies serving rural areas are exempt from them.

    On August 8, 1996, the FCC released the Local Competition Order to implement the interconnection, network unbundling and resale provisions of the Telecommunications Act. The Local Competition Order established rules pursuant to which incumbent local exchange carriers interconnect their networks with the networks of competitive local exchange carriers at rates that are reasonable and non-discriminatory. The Local Competition Order also established rules governing the rights of ICPs to obtain and use elements of the incumbent local exchange carriers' networks at cost-based rates either to supplement or substitute for alternative local network facilities that the ICP would otherwise be required to install. The Local Competition Order set rules governing competitive local exchange carrier access to wholesale versions of the incumbent local exchange carriers' retail local services for resale. The ILECs are required to establish operations support systems so that these services and functionalities can be made available to other carriers on a nondiscriminatory basis. The Local Competition Order also created rules to deal with reciprocal compensation for the transport and termination of local telecommunications, non-discriminatory access to rights of way, and related matters. A related FCC order adopted the same day established rules implementing the Telecommunications Act with respect to local and toll dialing parity among competitors; nondiscriminatory access to telephone numbers, operator services, directory assistance and listings, and network information; and reform of numbering administration.

    The Bell Operating Companies, large independent incumbent local exchange carriers and state regulatory commissions challenged the Local Competition Order in Federal Court. In 1997, the U.S. Court of Appeals for the Eighth Circuit found that the FCC lacked statutory authority under the Telecommunications Act for a major portion of its rules. In January 1999, however, the U.S. Supreme Court largely reversed the Eighth Circuit decision and upheld the FCC's jurisdiction to issue the rules. The U.S. Supreme Court remanded to the FCC the issue of which UNEs should be made available to competitive local exchange companies. In November 1999, the FCC issued its order addressing the issue remanded by the U.S. Supreme Court. The FCC affirmed six of the original seven UNEs, with the exception of directory assistance and operator assistance. The FCC determined that directory assistance and operator assistance services did not fall under the "necessary and impaired standard." Other FCC rules related to local telephone competition remain the subject of legal challenges, including the FCC's collocation requirement.

    In connection with offering local exchange services, we have entered into approved interconnection agreements with SBC and GTE in Texas and Oklahoma permitting us to:

    - resell SBC's local exchange services in Oklahoma, Texas, Kansas, Missouri, and Arkansas;

    - resell GTE's local exchange services in Oklahoma and Texas;

    - interconnect our network with SBC's and GTE's networks for the purpose of exchanging local traffic with ILECs for both resale and facility-based service; and

    - gain access to all of SBC's and GTE's UNEs.

    We also have an interconnection agreement with Sprint that is pending before the Missouri Public Service Commission. The agreement will permit Logix to provide resold and facility-based services to end users.

    As a general matter, we cannot assure you how quickly or how adequately we will be able to take advantage of the opportunities created by the Telecommunications Act.

    The Telecommunications Act also imposes certain duties on non-incumbent local exchange carriers. These duties include:

    - the obligation to complete calls originated by competing carriers under reciprocal arrangements or through mutual exchange of traffic;

    - the obligation to permit resale of their telecommunications services without unreasonable restrictions or conditions; and

    - the duty to provide dialing parity, number portability, and access to rights of way.

    We do not anticipate that these obligations will impose a material burden on our operations. However, in view of the fact that local telephone competition is still in its infancy and implementation of the Telecommunications Act is still in its early stages, we can give you no assurance in this regard.

    The Telecommunications Act also establishes the foundation for substantial new future competition for our long distance operations through elimination or modification of previous prohibitions on the provision of interLATA long distance services by the Bell Operating Companies. The Bell Operating Companies are now permitted to provide interLATA long distance service outside those states designated as their "in region states" in which they offer local exchange service ("out-of-region long distance service") upon receipt of any necessary FCC approval. They also are allowed to provide long distance services incidental to their cellular and other mobile services within the regions in their in-region states which they also provide local exchange service ("in-region service"). Under the Telecommunications Act, the Bell

Operating Companies will be allowed to provide in-region interLATA services upon specific approval of the FCC and satisfaction of other conditions, including a checklist intended to facilitate competitive entry into local exchange markets. GTE is permitted to enter the long distance market without regard to limitations by region. GTE is also subject to the provisions of the Telecommunications Act that impose interconnection and other requirements on local exchange carriers. SWBT and other Bell Operating Companies have begun to take actions directed towards obtaining authority from the FCC to offer in-region long distance services in certain of the states in their respective regions. To date, the FCC has only given approval to Bell Atlantic in New York to provide in-region interLATA toll services. SWBT in Texas currently has an application on file with the FCC seeking interLATA relief and a decision is expected in April 2000. Requests by other Bell Operating Companies, namely Ameritech in Michigan, SWBT in Oklahoma and BellSouth in South Carolina and Louisiana have all been denied. The FCC's denial of SWBT's application for long distance authority in Oklahoma was upheld by a federal appellate court. However, there can be no assurance that the Bell Operating Companies will be prevented from offering in-region long distance service until local competition is genuinely established. If the Bell Operating Companies are allowed to enter the long distance market prior to establishing local competition, absent additional safeguards, Bell Operating Companies would have less of an incentive to cooperate with our efforts to offer local exchange services.

    The ability of the Bell Operating Companies to provide interLATA services will enable them to provide customers with a full range of local and long distance telecommunications services. The provision of interLATA services by Bell Operating Companies is expected to reduce the market share of the major long distance carriers, which are our networks' primary customers. Consequently, the entry of the Bell Operating Companies into the long distance market may have adverse consequences on the ability of ICPs both to generate access revenues from the long distance carriers and to compete in offering a package of local and long distance services.

    The Telecommunications Act repealed the telco/cable cross-ownership prohibition and permits incumbent local exchange carriers to provide cable television service. Prior to the Telecommunications Act repeal, some incumbent local exchange carriers were investing in fiber optic networks on a limited basis through the FCC's "video dialtone" regulatory regime. With the telco/cable cross ownership prohibition removed, ILECs are more likely to invest in fiber optic networks because those facilities will be able to generate a revenue stream previously unavailable on a widespread basis to the ILECs. While ILECs entry into the video market may be a motivating factor for construction of new facilities, these facilities also can be used by an ILEC to provide services that compete with our networks.

    The Telecommunications Act potentially affects our ILEC operations. Under previous regulations access charges contained implicit support for high-cost areas. The FCC has initiated proceedings to overhaul the contribution mechanism for federal support revenue. On May 16, 1997, the FCC issued the Access Charge Reform Order that would create explicit universal service support from access revenues and place more emphasis for such support on universal service fee, or USF. The Eighth Circuit Court of Appeals largely affirmed these rules in August 1998 and further proceedings at the FCC are ongoing. To the extent reductions in access charges are not offset by explicit universal service subsidies, this could have a materially adverse effect upon our ILEC operations. Until such time as the appeal of the Universal Service Order and/or final implementation of the Access Charge Reform Order are decided, we cannot give you any assurance of what effect the Orders will have on competition within the telecommunications industry generally, or on our competitive position in particular.

    A number of ILECs, including SWBT and BellSouth, have been contesting whether the obligation to pay reciprocal compensation to ICP's should apply to local telephone calls terminating to Internet service providers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local calls. Currently, the commissions of a majority of states, including Maryland, Michigan, New York, Oklahoma, Tennessee, Texas and Virginia, have ruled that reciprocal compensation arrangements do apply to Internet service providers traffic. On June 16, 1998, a federal district court in Texas denied SWBT's appeal of the Texas PUC's decision that local calls to Internet service providers are entitled to payment of reciprocal compensation. Disputes over the appropriate treatment of Internet service providers traffic are pending in other states. In a February 1999 decision, the FCC affirmed the Internet service providers exemption from interstate access charges, but also determined that Internet traffic is interstate and interexchange and therefore subject to federal jurisdiction. The FCC thus held that Internet-bound traffic terminating on an ICP's facilities is a non-local and therefore does not statutorily give rise to reciprocal compensation, but it did not preempt state rules regarding compensation for such traffic. The FCC tentatively concluded that inter-carrier compensation for Internet traffic should be governed prospectively by specifically negotiated and arbitrated interconnection agreements. The United States Court of Appeals for the District of Columbia Circuit, however, recently vacated the FCC's decision and remanded the case to the FCC. The ultimate impact of this decision on us is uncertain. Further proceedings will be undertaken at the FCC, while state commissions will likely continue to assert jurisdiction over ISP traffic for purposes of reciprocal compensation. We could be adversely affected by state and federal decisions on this matter.

    STATE REGULATION. We are also subject to various state laws and regulations. Most PUCs require providers such as us to obtain authority from the commission prior to the initiation of intrastate service. We have been certified to provide interexchange toll services in Alabama, Arkansas, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Vermont, Utah, Virginia, West Virginia, Wisconsin and Wyoming. Interexchange authority (sometimes referred to as intraLATA) authority) allows us to provide toll services within each of the states listed above. Additionally, we have local exchange authority in Arkansas, Colorado, Illinois, Kansas, Louisiana, Missouri, Nevada, New York, Oklahoma, Oregon, Tennessee, Texas and Wisconsin. We have applications for local exchange authority in Arizona, New Mexico, and Washington pending. Local exchange authority allows us to provide basic local exchange service to our customers along with a number of add-on features such as call waiting, call forwarding, voice mail and three-way calling. In Arkansas, Missouri, Texas and Oklahoma, we have tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are also required to update or amend our tariffs when we adjust our rates or adds new products, and we are subject to various reporting and record-keeping requirements.

    Our ILEC subsidiary, Dobson Telephone Company, is subject to the regulatory authority of the Oklahoma Corporation Commission, or OCC, which sets rates, terms and conditions of service, and mandates minimum service and quality of service requirements for telephone companies in Oklahoma. Certain telephone companies in Oklahoma have elected to be access providers, providing long distance service only between their own exchanges. Long distance carriers, including SWBT, provide all other long distance services for other customers.

    Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and the incurring by carriers of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. We cannot assure you that state utilities commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

    Many issues remain open regarding how new local telephone carriers will be regulated at the state level. For example, although the Telecommunications Act preempts the ability of states to forbid local service competition, the Telecommunications Act preserves the ability of states to impose reasonable terms and conditions of service, to regulate right-of-way use, to promote universal service, and to impose other regulatory requirements. The FCC has also delegated some numbering administration authority to state PUCs. These statutes and related questions arising from the Telecommunications Act will be elaborated further through rules and policy decisions made by the FCC, courts and PUCs in the process of addressing local service competition issues.

    We also will be heavily affected by state commission decisions related to the incumbent local exchange carriers. For example, state commissions have significant responsibility under the Telecommunications Act to oversee relationships between incumbent local exchange carriers and ICPs with respect to use of the ILECs network elements and wholesale local services. State commissions arbitrate interconnection agreements between the incumbent local exchange carriers and ICPs. They will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on us.

    States also regulate the intrastate carrier access services of the ILECs. We are also required to pay such access charges to originate and terminate some of our intrastate and interstate long distance traffic. We could be adversely affected by changes in access charges, particularly to the extent that the incumbent local exchange carriers do not incur the same level of costs with respect to their own intrastate long distance services. In a related development, states such as Oklahoma and Texas have developed intrastate universal service charges parallel to the Universal Service created by the FCC.

    Another issue is use by certain ILECs, with the approval of PUCs, of extended local area calling that converts otherwise competitive intrastate toll service to flat rate local service. Moreover, states are increasingly consolidating rate centers in order to avoid shortages of numbers. If this is not done in conjunction with rate rebalancing, it could result in loss of revenue to incumbent local exchange carriers, as toll calls between rate centers become local calls.

    Our ILEC operations have been determined by the OCC to be eligible to receive federal universal funds, Oklahoma Universal Service Funds, or OUSF, and high cost funds, or HCF funds. The Oklahoma Telecom Act of 1997 specifically provides that eligible local exchange telecommunications service providers are to receive OUSF funding to reimburse them for their reasonable investment and expenses incurred in providing universal services which are not recovered from the federal universal service fund or any other state or federal fund, for infrastructure expenditures or costs incurred in response to facility or service requirements established by governmental mandate and for other purposes deemed necessary by the OCC to preserve and advance universal service. The OCC has promulgated rules to implement the Oklahoma Telecom Act. Additionally, we have been certified by the OCC to receive Federal Universal Service funds.

    LOCAL GOVERNMENT AUTHORIZATIONS AND RELATED RIGHTS OF WAY. If we expand our fiber optic networks, we will be required to obtain street use and construction permits and licenses and/or franchises to install and expand our fiber optic networks using municipal rights of way. In some municipalities where we have installed or anticipate constructing networks, we will be required to pay license or franchise fees based on a percentage of gross revenues or on a per linear foot basis. We cannot assure you that, following the expiration of existing franchises, fees will remain at their current levels. In many markets, the incumbent local exchange carriers do not pay such franchise fees or pay fees that are substantially less than those we are required to be pay, although the Telecommunications Act requires that in the future such fees be applied in a competitively neutral manner. To the extent that, notwithstanding the Telecommunications Act, competitors do not pay the same level of fees that we pay, we could be at a competitive disadvantage. Termination of the existing franchise or license agreements prior to their expiration dates or a failure to renew the franchise or license agreements and a requirement that we remove our facilities or abandon our network in place could have a material adverse effect on us. In addition, we would be adversely affected if we are unable to obtain additional authorization for new construction on reasonable terms. Furthermore, open issues exist regarding the ability of new local service providers to gain access to commercial office buildings to serve tenants. Favorable federal district court decisions interpreting the Telecommunications Act limit the extent to which Texas localities may impose right-of-way regulations and fees on us where we resell the services of incumbent local exchange carriers and other facilities-based carriers. However, no assurance can be given that these decisions will not be subject to appeal or that future court decisions, either in Texas or other states, will prove favorable to us.

    FUTURE REGULATION. From time to time, federal or state legislators propose legislation that could affect us, either beneficially or adversely. We cannot assure you that federal or state legislation will not be enacted, or that regulations will not be adopted or actions taken by the FCC or state regulatory authorities, that might adversely affect our business.

EMPLOYEES AND AGENTS

    As of December 31, 1999, we had approximately 755 employees. In addition, as of that date, we had agreements with approximately 67 independent sales agents to market our products. None of our employees are represented by a labor organization, and we consider our employee relations to be good.

ITEM 2. PROPERTIES

    We maintain our corporate headquarters in Oklahoma City, Oklahoma where we lease approximately 45,000 square feet, at a monthly rental of approximately $44,000. As of December 31, 1999, we also owned 31 switch sites and leased 22 sales and administrative offices and 14 switch sites at aggregate annual rentals of approximately $4.0 million. We may, in the future, lease or acquire new facilities as needed. We do not anticipate that we will encounter any material difficulties in meeting our future needs for any leased space.

ITEM 3. LEGAL PROCEEDINGS

    We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse affect on our financial condition, results of operations or cash flows. We are party to routine filings and customary regulatory proceedings relating to our operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On November 5, 1999, the holders of our common stock unanimously consented to the adoption of resolutions affirming and ratifying our 1999 Stock Option Plan.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for our Common Stock. As of March 15, 2000, we had 35 record holders of our common stock.

    During 1999, we granted to 37 persons options to purchase an aggregate of 3,811,251 shares of our common stock pursuant to our stock option plans. Each person to whom options were granted was an officer or director, and each person represented that the shares to be acquired upon exercise of the option would be acquired for investment and not with a view to distribution. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of such options.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected historical consolidated financial data with respect to the years ended December 31, 1995, 1996, 1997, 1998 and 1999. We acquired American Telco on June 15, 1998 and our historical consolidated financial data includes the results of American Telco's operations commencing on June 15, 1998. We derived the selected historical financial data for each of the five years presented from our audited consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Our historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited consolidated financial statements and the related notes thereto included in "Financial Statements and Supplementary Data."

                                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------------------------------------------
                                           1995          1996          1997          1998          1999
                                        -----------   -----------   -----------   -----------   -----------
                                                      ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  ICP.................................  $     2,568   $     3,543   $     4,816   $    52,099   $    97,644
  ILEC................................       13,697        14,365        15,361        15,604        15,642
                                        -----------   -----------   -----------   -----------   -----------
    Total revenue.....................       16,265        17,908        20,177        67,703       113,286
Operating expenses:
  Cost of service.....................        2,471         2,823         3,269        41,879        87,580
  Selling, general and
    administrative....................        6,532         7,815         8,735        33,539        63,377
  Depreciation and amortization.......        4,124         4,479         4,931        12,387        21,038
                                        -----------   -----------   -----------   -----------   -----------
    Total operating expenses..........       13,127        15,117        16,935        87,805       171,995
                                        -----------   -----------   -----------   -----------   -----------
Operating income (loss)...............        3,138         2,791         3,242       (20,102)      (58,709)
Interest income.......................            5            --            15         5,794         5,771
Interest expense                             (1,980)       (2,194)       (2,459)      (25,906)      (47,863)
Other income (expense), net...........         (272)          (83)           88           142          (155)
                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes,
  extraordinary items and cumulative
  effect of change in accounting
  principle...........................          891           514           886       (40,072)     (100,956)
Income tax (provision) benefit........         (391)         (183)         (337)        1,271            --
                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary
  items and cumulative effect of
  change in accounting principle......          500           331           549       (38,801)     (100,956)
Extraordinary item, net of income
  taxes(1)............................           --            --          (217)           --            --
                                        -----------   -----------   -----------   -----------   -----------
Income (loss) before cumulative effect
  of change in accounting principle...          500           331           332       (38,801)     (100,956)
Cumulative effect of change in
  accounting principle, net of income
  taxes(2)............................           --            --            --          (699)           --
                                        -----------   -----------   -----------   -----------   -----------
Net income (loss).....................  $       500   $       331   $       332   $   (39,500)  $  (100,956)
                                        ===========   ===========   ===========   ===========   ===========
Basic net income (loss) per common
  share:
  Before extraordinary expense........  $      .007   $      .005   $      .008   $     (.545)  $     (1.42)
  Extraordinary expense...............           --            --         (.003)           --            --
  Cumulative effect of change in
    accounting principle..............           --            --            --         (.009)           --
                                        -----------   -----------   -----------   -----------   -----------
                                        $      .007   $      .005   $      .005   $     (.554)  $     (1.42)
                                        ===========   ===========   ===========   ===========   ===========
Basic weighted average common shares
  outstanding.........................   71,250,000    71,250,000    71,250,000    71,250,000    71,250,000
                                        ===========   ===========   ===========   ===========   ===========

                                                                        YEAR ENDED DECEMBER 31,
                                                         -----------------------------------------------------
                                                           1995       1996       1997       1998       1999
                                                         --------   --------   --------   --------   ---------
                                                                           ($ IN THOUSANDS)
Other Financial Data:
  Adjusted EBITDA(3):
    ICP................................................  $ 1,712    $ 1,738    $ 1,142    $(16,129)  $ (46,647)
    ILEC...............................................    5,550      5,532      7,031       8,414       8,976
                                                         -------    -------    -------    --------   ---------
      Total............................................  $ 7,262    $ 7,270    $ 8,173    $ (7,715)  $ (37,671)
                                                         =======    =======    =======    ========   =========
Income (loss) before income taxes, extraordinary items
  and cumulative effect of change in accounting
  principle
    ICP................................................  $    (3)   $  (411)   $(1,589)   $(44,734)  $(105,646)
    ILEC...............................................      894        925      2,475       4,662       4,690
                                                         -------    -------    -------    --------   ---------
      Total............................................  $   891    $   514    $   886     (40,072)  $(100,956)
                                                         =======    =======    =======    ========   =========
Cash flow provided by (used in):
    Operating activities...............................  $ 3,659    $ 6,349    $ 3,704    $(10,815)  $ (84,557)
    Investing activities...............................   (4,191)    (5,485)    (3,460)   (195,751)    (43,905)
    Financing activities...............................     (239)      (619)      (619)    237,987      97,459
    Capital expenditures...............................   (2,357)    (3,902)    (5,442)    (55,220)    (47,426)
Other Data:
  Access lines equivalents.............................   11,806     11,959     12,724      52,265      80,166
  Route miles(4).......................................      661        690        770         819         836
  Fiber miles(5).......................................   14,285     14,633     21,137      21,186      21,522
  Switches.............................................       34         34         35          38          47

                                                                DECEMBER 31,
                                                                    1999
                                                              ----------------
                                                              ($ IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.................................      $     672
  Property, plant and equipment, net........................        121,136
  Total assets..............................................        354,661
  Total debt................................................        439,734
  Stockholder's deficit.....................................       (120,380)

------------------------

(1) Extraordinary items reflect expense associated with early extinguishment of debt, net of income tax benefit.

(2) Cumulative effect of change in accounting principle reflects the charge taken, net of income tax benefit, as a result of the implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," effective January 1, 1998.

(3) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items and changes in accounting principles. Adjusted EBITDA is provided because it is a measure commonly used in the industry and by the Company to assess a company's operating performance and its ability to incur or service debt. In addition, the indenture governing the Notes contains certain covenant requirements that are based on Adjusted EBITDA. Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and should not be construed as an alternative to net income, as a measure of performance, or to cash flows, as a measure of liquidity. Adjusted EBITDA, as measured by the Company, may differ significantly from similarly named measurements of other companies and, as a consequence, may not provide any degree of reliable comparability. The calculation of Adjusted EBITDA does not include the Company's commitments for capital expenditures or payments of debts and should not be deemed to represent funds available to the Company.

(4) Route miles refers to the number of miles over which fiber optic cables are installed. Includes 230 route miles relating to our minority ownership in the Forte of Colorado Partnership as of December 31, 1999.

(5) Fiber miles refers to the number of route miles multiplied by the number of fibers installed along that path. Includes 5,519 fiber miles relating to our minority ownership in the Forte of Colorado Partnership as of December 31,

    1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents factors we believe are relevant to an assessment and understanding of our consolidated financial position and results of operation. This financial and business analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 8.

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma Corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield, Tulsa, and in other cities in Oklahoma and Texas. We are a "one-stop" provider of integrated communications services with a core suite of voice and data communications services including local, long distance, long-haul transport, enhanced data, high speed Internet access and customer premise equipment. We are continually evaluating additional products and services to add to our offerings. For the year ended December 31, 1999, we provided our services to over 43,000 local and long distance customers, had 80,166 access lines equivalents and generated revenues of $113.3 million. On June 15, 1998, we acquired American Telco for $131.5 million. American Telco is included in our operations from the date of its acquisition.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of December 31, 1999, our ICP operations served 66,508 access lines compared to 38,842 access lines as of December 31, 1998. This was mainly due to our growth and expansion into seven additional cities in Texas, Missouri and Arkansas. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Oklahoma and Texas.

    We offer ICP services at prices that are competitive to the incumbent local exchange carriers. We believe that while pricing is an important element of our marketing, small and medium-sized businesses are also focused on customer care, bundled telecommunications services with one point of contact for sales and service, and consistent quality of service when making their purchase decisions.

    During recent years, the market prices for many telecommunications services have declined. We believe that this trend is likely to continue and may have a negative effect on our gross margins that may not be offset completely by savings from the decrease in our cost of service.

    Current industry statistics demonstrate that there is a significant turnover of customers within the industry. We believe that the turnover is especially high when customers are buying resold services or only long distance services. We believe that by offering an integrated package of telecommunications and data services, and by providing superior customer care, we will be able to enhance our customer retention rate.

    Our facilities-based customers provide higher gross margins than do our resale customers. As a result, beginning in December 1998, we initiated a plan to focus on providing only facilities-based services. In March 1999, as part of this strategy, we increased the rates for all resale services to equal those charged by the Regional Bell Operating Company, or RBOC. As a result, some of our resale customers terminated our services. In July 1999, we began converting our resale customers to our unbundled network element platform, or UNE-P facilities-based services. For the year ended December 31, 1999, we had converted approximately 10,154 resale lines to UNE-P and had finished the conversion effort. We expect to maintain a base of resale customers for the foreseeable future due to some product offerings that are available via resale but are not available (or are prohibitively costly to offer) via facility-based service. The table below sets forth the historical composition of access lines between resale and facilities-based and the recent additions for both resale and facilities-based lines:

                                                          FOR THE YEAR ENDED
                                                      ---------------------------
                                                      DECEMBER 31,   DECEMBER 31,
                                                          1998           1999
                                                      ------------   ------------
ACCESS LINES
  Facilities-Based..................................      6,826          51,436
  Resale............................................     32,016          15,072
                                                         ------         -------
    TOTAL ACCESS LINES..............................     38,842          66,508

NET ADDITIONS
  Facilities-Based..................................      6,826          44,610
  Resale............................................     23,975         (16,944)
                                                         ------         -------
    TOTAL NET ADDITIONS TO ACCESS LINES.............     30,801          27,666

PERCENTAGE OF NET ADDITIONS
  Facilities-Based..................................       22.2%            100%
  Resale............................................       77.8%             --

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. As of December 31, 1999 our ILEC operations served 13,658 access lines compared to 13,423 access lines as of December 31, 1998.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                                      YEAR ENDED
                                                                     DECEMBER 31,
                                                            ------------------------------
                                                              1997       1998       1999
                                                            --------   --------   --------
                                                                   ($ IN MILLIONS)
Support revenue...........................................    $5.5       $4.9       $4.7
Percentage of incumbent local exchange carrier revenue....    35.6%      31.1%      30.0%

    The Telecommunications Act potentially impacts our sources of support revenue. Under previous regulation, access charges contained implicit support for high cost areas. Regulations adopted pursuant to the Telecommunications Act would remove implicit support from access charges and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. We will continue to pursue our strategy to lessen the impact of any future regulatory changes by reducing our operating costs through consolidation of operational functions to achieve economies of scale.

COSTS AND EXPENSES

    Our primary expense categories include cost of service, selling, general and administrative expenses, or SG&A, and depreciation and amortization.

    Cost of service for our ICP operations consist primarily of fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies. We have deployed several digital switching platforms with local and long distance capability and we lease fiber trunking capacity from incumbent local exchange carriers and other ICPs to connect our switches with our transmission equipment collocated in ILEC central offices.

    Depending on the type of services we provide, we may deploy high capacity digital connections, including the lease of unbundled loops from the ILEC to connect our customers' and other carriers' networks to our network. The lease charges for unbundled loops vary by ILEC, and are regulated by state authorities pursuant to the Telecommunications Act. ILECs typically charge both a startup fee as well as monthly recurring fee for use of their central offices for collocation.

    We will use our own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. We may be obligated to pay under-utilization charges in the event we over-estimate our requirements; however, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. See "Liquidity and Capital Resources."

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel, and network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. We also pay commissions to independent sales agents for generating new sales and ongoing sales to existing customers. As our customer base grows, and if we expand into new geographic markets, add new sales offices and facilities and enlarge our current product offerings, the cost of service and SG&A would be expected to increase. As we grow, over time we expect SG&A to decrease as a percentage of our revenues.

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our acquisition of American Telco.

RESULTS OF OPERATIONS

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

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUE. For the year ended December 31, 1999, total revenue increased $45.6 million, or 67.3% to $113.3 million from $67.7 million in 1998. The following table sets forth the components of our revenue for the years ended December 31:

                                                            1998       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
ICP.....................................................  $ 52,099   $ 97,644
ILEC....................................................    15,604     15,642
                                                          --------   --------
                                                          $ 67,703   $113,286
                                                          ========   ========

    ICP. Our ICP revenue increased $45.5 million, or 87.4%, to $97.6 million for the year ended December 31, 1999, from $52.1 million for 1998, primarily due to the additional revenue provided from the acquisition of American Telco. We also experienced access line growth, increased equipment sales, and increased sales by the company's fiber operations. ICP revenue includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. ILEC revenue remained consistent from year to year totaling $15.6 million for both 1999 and 1998. Access lines increased from 13,423 as of December 31, 1998, to 13,658 as of December 31, 1999.

    COST OF SERVICE. For the year ended December 31, 1999, the total cost of service increased $45.7 million, or 109.1%, to $87.6 million from $41.9 million in the comparable period of 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to our ICP segment. The increase was primarily due to the additional expense that resulted from the acquisition of American Telco combined with increases in wholesale local service, long distance, and equipment charges. Excluding the acquisition of American Telco, wholesale cost increases were due to significant growth in the number of access lines and increases in equipment sales. The following table sets forth the components of the Company's cost of service for the years ended December 31:

                                                            1998       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
ICP.....................................................  $ 39,917   $ 85,330
ILEC....................................................     1,961      2,250
                                                          --------   --------
  Total.................................................  $ 41,878   $ 87,580
                                                          ========   ========

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1999, our SG&A costs increased $29.9 million, or 89.0%, to $63.4 million compared to $33.5 million for the year ended December 31, 1998. Excluding the acquisition of American Telco, the increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in our ICP operations. Total employees increased from 743 at December 31, 1998, to 755 at December 31, 1999. American Telco had approximately 300 employees when we acquired it in June 1998. During 1999 we incurred $4.6 million in advertising costs relating to media production and promotional sponsorships, a $2.7 million increase over $1.9 million in 1998. In addition, we also incurred $1.1 million of year 2000 costs in 1999.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1999, depreciation and amortization expense increased $8.6 million, or 69.8%, to $21.0 million from $12.4 million for the year ended December 31, 1998. Our ICP segment's depreciation and amortization expense increased $8.8 million, to $18.1 million from $9.3 million. This increase is primarily a result of depreciation and amortization on assets purchased during the year and assets acquired, including goodwill, in our acquisition of American Telco. Our ILEC segment's depreciation was $2.9 million for the year ended December 31, 1999, as compared to $3.1 million in 1998. The decrease was primarily due to the disposition of two DMS-10s.

    INTEREST INCOME. Interest income remained consistent from year to year at $5.8 million for the years ended December 31, 1999 and 1998. Interest income was a result of funds held in escrow and cash on hand from the issuance of our 12.25% senior notes due 2008.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased $22.0 million, to $47.9 million from $25.9 million for the year ended December 31, 1998. The ICP segment's interest expense increased $21.9 million, or 88.9%, to $46.5 million in 1999, from $24.6 million in 1998. The increase related to increased interest expense as a result of the issuance of the senior notes and our $50 million senior credit facility established in April 1999. The ILEC segment's interest expense increased $.1 million, or 5.7%, to $1.4 million from $1.3 million for the year ended December 31, 1998.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

    YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

    REVENUE. For the year ended December 31, 1998, total revenue increased $47.5 million, or 235.5% to $67.7 million from $20.2 million in 1997. The following table sets forth the components of our revenue for the years ended December 31:

                                                              1997       1998
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $ 4,816    $52,099
ILEC......................................................   15,361     15,604
                                                            -------    -------
                                                            $20,177    $67,703
                                                            =======    =======

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

    COST OF SERVICE. For the year ended December 31, 1998, the total cost of service increased $38.6 million, to $41.9 million from $3.3 million in the comparable period of 1997. The following table sets forth the components of our cost of service for the years ended December 31:

                                                               1997       1998
                                                             --------   --------
                                                              ($ IN THOUSANDS)
ICP........................................................   $1,400    $39,917
ILEC.......................................................    1,868      1,961
                                                              ------    -------
  Total....................................................   $3,268    $41,878
                                                              ======    =======

    ICP. Cost of ICP service increased $38.5 million to $39.9 million for the year ended December 31, 1998, from $1.4 million for 1997. The increase was primarily due to our acquisition of American Telco combined with increases in wholesale local, long distance, and equipment charges. Excluding the acquisition of American Telco, wholesale cost increases were due to growth in the number of access lines and long distance minutes of use sold combined with increases in equipment sales. Included in ICP cost of service is $.1 million of costs related to network management services provided to affiliates of Dobson Communications during 1998.

    ILEC. Cost of ILEC service increased $.1 million, or 5.0%, to $2.0 million for the year ended December 31, 1998, from $1.9 million for the year ended December 31, 1997 due to increased engineering costs related to the decommissioning of the ILEC DMS-10s and installation of remotes to switch the ILEC traffic off of the ICP Oklahoma City DMS-500.

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1998, SG&A costs increased $24.8 million, or 284.0%, to $33.5 million compared to $8.7 million for the year ended December 31, 1997. The increase was primarily due to increased revenue combined with the acquisition of American Telco combined with increased salary costs resulting from additional sales, administrative and marketing personnel in our ICP operations. Total employees increased from 107 at December 31, 1997, to 743 at December 31, 1998. American Telco had approximately 300 employees when we acquired it in June 1998.

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

    INTEREST INCOME. Interest income for the year ended December 31, 1998 increased $5.8 million, to $5.8 million from a minimal amount earned for the year ended December 31, 1997. The increase in interest income was attributable to funds held in escrow and cash on hand from the issuance of our senior notes.

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

    EXTRAORDINARY EXPENSE. Extraordinary expense in 1997 of $.2 million is due to the write-off of deferred debt costs associated with our fiber operations.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

    Historically, we have generated positive cash flow from operations and Adjusted EBITDA (earnings before interest expense, income taxes, depreciation and amortization, other income, extraordinary items and changes in accounting principles) in our ILEC business and have financed our ILEC business through government loans. Our ILEC business historically has generated income before income taxes, extraordinary items and cumulative effect of change in accounting principle. Our ILEC business receives support revenue from federal and state agencies that accounted for approximately 35.6%, 31.1% and 30.0% of our ILEC revenue for the years ended December 31, 1997, 1998 and 1999. This support revenue contributes significantly to our ILEC's positive cash flow from our ILEC operations, Adjusted EBITDA and income before income taxes, extraordinary items and cumulative effect of change in accounting principle.

    We have experienced negative cash flow from operations and negative Adjusted EBITDA and a loss before income taxes, extraordinary items and cumulative effect of change in accounting principle in 1997, 1998 and 1999 in our ICP business. These negative cash flows from operations and negative Adjusted EBITDA and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle are primarily the result of selling, general and administrative expenses incurred as we worked to expand our ICP business. We will continue to incur losses before income taxes, extraordinary items and cumulative effect of change in accounting principle and will continue to generate negative cash flow from operations and negative Adjusted EBITDA until we expand our ICP operations and customer base. The successful implementation of our strategy, including the expansion of our networks and customer base, and significant and sustained growth in our cash flows is necessary for us to meet our debt service requirements, including our obligations on the senior notes. We expect negative cash flows and loss before income taxes, extraordinary items and cumulative effect of change in accounting principle on a consolidated basis at least through the fiscal year of 2000 and to continue to as we expand our ICP operations.

    In addition, subsequent to June 13, 2001, when the last date that interest on the senior notes will be paid by the pledged U.S. government securities, our cash flow from operations may not be sufficient to provide us with adequate funds to pay the interest required by our indebtedness. To the extent that our internally generated funds are insufficient to meet these requirements we will need to obtain funds from other sources.

    Our net cash provided by (used in) operating activities was $3.7 million, $(10.8) million and $(84.6) million for the years ended December 31, 1997, 1998 and 1999, respectively.

    Our net cash used in investing activities was $3.5 million, $195.8 million and $43.9 million for the years ended December 31, 1997, 1998 and 1999, respectively. Our investing activities during these periods principally related to capital expenditures, and in 1998, to the acquisition of American Telco.

    Our net cash provided by (used in) financing activities was $(.6) million, $238.0 million and $97.5 million for the years ended December 31, 1997, 1998 and 1999, respectively. The net cash used in financing activities during the year ended December 31, 1997 primarily resulted from repayments of long-term debt offset by proceeds from long-term debt. The net cash provided by financing activities during 1998 primarily resulted from the issuance of our senior notes after giving effect to our purchase of restricted investments securing these notes. The net cash provided by financing activities during 1999 was due to proceeds from our senior credit facility and Dobson CC Limited Partnership, or DCCLP, credit facility. We also had maturities of the funds held in escrow relating to the issuance of our senior notes.

    Our capital expenditures in 1997, 1998, and 1999 were $5.4 million, $55.2 million, and $47.4 million, respectively. We expect our capital expenditures to total approximately $37 million for 2000, of which $28 million relates to the ICP operations. Our planned capital expenditures are primarily to:

    - upgrade switch and outside plant facilities;

    - provide success-based customer premise equipment;

    - provide operational support system, or OSS, enhancements; and

    - enhance billing systems.

    We expect continued capital expenditures for our ICP operations to be made after 2000, primarily for OSS enhancements, switch expansion and/or upgrades and collocation. The amount and timing of our capital expenditures may differ materially from the foregoing estimate depending on numerous factors, including the rate at which we expand and develop our networks and customer base, our ability to negotiate favorable prices for purchases of equipment and to acquire and integrate necessary operations support systems and other back office systems, whether we consummate additional acquisitions and other factors beyond our control, such as economic conditions, competition, market and regulatory developments and availability of capital.

    In May 1998, we entered into a three year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this committment, $3.3 million remained at December 31, 1999.

    In June 1998, we entered into an agreement with MCI WorldCom to lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. In December 1999, we amended our agreement to reduce our minimum monthly commitment from $.5 million to $.4 million, effective in January 2000 through the end of the agreement. Of this commitment, $5.4 million remained at December 31, 1999.

    On June 30, 1998, we agreed to purchase $25.2 million of switching equipment from Nortel Networks Corporation prior to June 30, 2000 for our ICP operations. Of this commitment, $10.8 million remained at December 31, 1999. Also on June 30, 1998, we agreed to purchase $13.7 million of customer support services from ACE*COMM over a 60 month period ending in July 2003. Of this commitment, $6.6 million remained at December 31, 1999.

    Upon consummation of our senior note offering, we purchased $122 million of U.S. government securities, that are held to secure and fund the first six scheduled interest payments on our senior notes.

    On April 8, 1999, we established a senior credit facility with Bank of America, N.A., as the administrative agent. On September 13, 1999, we amended and restated the senior credit facility to increase the availability from $30 million to $50 million by December 31, 1999. Borrowings under the senior credit facility are for general corporate purposes and to fund capital expenditures. The credit facility amortizes quarterly beginning on June 30, 2002, and terminates on March 31, 2005. The weighted average interest rate on our senior credit facility was 10.3% as of December 31, 1999.

    In December 1999, we received a commitment for $20 million in financing from DCCLP, our controlling shareholder. As of December 31, 1999, we had $5.0 million outstanding under the DCCLP facility. On March 16, 2000, we received an additional $30 million commitment from DCCLP. The funds received from this financing were used to repay $10 million of our senior credit facility and to fund operations.

    On March 30, 2000, we issued to DCCLP 90,000 shares of 15% Class A Preferred Stock manditorily redeemable in 2010 for $1,000 per share. The net proceeds from the preferred stock were used to repay the senior credit facility and to convert amounts outstanding under the DCCLP credit facility to preferred stock. We will recognize a pretax loss of approximately $2.6 million as a result of writing off previously capitalized financing costs associated with the senior credit facility. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and junior to the senior notes. The preferred stock is redeemable at our option at any time and must be redeemed by April 1, 2010. Holders of the preferred stock have no voting rights.

    As of December 31, 1999, we had $439.7 million of indebtedness and a stockholder's deficit of $120.4 million. Our indebtedness at that date included $350 million of our senior notes, $35.2 million of secured indebtedness under our Rural Utilities Service/Rural Telephone Bank, or RUS/RTB, facility, $49.5 million from our senior credit facility and $5 million from the DCCLP credit facility.

    The ILEC has funded its operations through several RUS/RTB loans with various origination dates. The RUS/RTB existing loans have scheduled maturities between 2000 and 2028. In October 1998, RUS/ RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of December 31, 1999, we had borrowed $8.7 million under this additional facility. Under the RUS/RTB facility and the credit facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations.

    Although we cannot provide any assurance, assuming successful implementation of our strategy, including the further expansion of our customer base, we believe that borrowings under our RUS/RTB facility, the financings from DCCLP, cash flows from operations and certain shareholder commitments should be sufficient to satisfy our currently expected capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect to pursue additional financing in the near term. DCCLP is committed to assisting us in obtaining funds to support our operations, as needed, if needed, in 2000. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

IMPACT OF YEAR 2000 ISSUE

    Many computer systems and applications, including those embedded in equipment and facilities, use two digit rather than four digit date fields to designate an applicable year. As a result, these systems and applications may not properly recognize the year 2000 or process data that includes it, potentially causing data miscalculations, inaccuracies, operational malfunctions or failures.

    In April 1998, we established a multi-disciplined team to perform a year 2000 impact analysis. The team consisted of representatives from each of our lines of business, as well as representatives from key corporate departments, and was headed by a full-time year 2000 compliance manager. The team created a year 2000 assessment methodology that brought a structured approach to the assessment and management reporting process.

    We completed an inventory of our automated systems and services and identified significant risk areas by line of business, specific compliance requirements and costs and estimated completion dates for affected systems. The services we provide are based on the systems of regional Bell operating companies and other systems outside our control. We have had contact with all of the vendors of products and services that we believe are critical to our operations. Our vendors' representations pertaining to year 2000 compliance have come in writing directly to us, in contracts and by accessing year 2000 information available at their web sites. While all of our vendors have provided some type of assurance that their products will be year 2000 compliant, not all have provided us expressly with a "year 2000 compliance statement" and/or a "year 2000 warranty." Our focus with our vendors has been directed toward obtaining assurances of year 2000 compliance in the form of documented year 2000 planning and testing and third party audits, whenever available.

    We engaged the services of a third-party Y2K consulting firm to validate our Y2K compliance and to remediate our critical legacy applications. From an information systems standpoint, we have mostly deployed packaged software from outside vendors. As a result, the focus of our remediation efforts was not a large scale in-house effort, but rather an identification of third-party systems and services that are not currently year 2000 compliant and oversight of third-party compliance efforts.

    The results of the validation process revealed that for most of our information systems, services and telecommunications infrastructure, year 2000 compliant versions were to be included as a part of existing maintenance and/or service agreements at no additional cost to us and all were in place and tested by the end of the fourth quarter of 1999. All critical systems relating to call delivery, billing, accounting, payroll and customer care that were running on third-party software was designated by the vendor as being year 2000 compliant by the end of November 1999. We have replaced or upgraded all non-critical systems, such as work stations, to ensure compliance with year 2000. The cost of engaging Y2K consultants, remediation of legacy software and of upgrading or replacing those systems that were not covered by existing service or maintenance agreements was $1.5 million. Our estimated upgrade costs does not include the cost of upgrading and/or replacing those non-year 2000 compliant systems that were replaced or upgraded based on non-year 2000 related business reasons.

    Since January 1, 2000 we have tested our critical systems and those tests revealed no significant year 2000 problems. In addition, our operations to date have not experienced any year 2000-related problems. We will continue to analyze systems and services that utilize date-embedded codes that may experience operational problems as various functions are utilized in the coming months. We will continue communicating with third-party vendors of systems software and equipment, suppliers of telecommunications capacity and equipment, customers and others with which we do business to coordinate year 2000 compliance. We completed our year 2000 contingency and business continuity plans during the fourth quarter of 1999.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or our performance to differ materially from plans include, without limitation, our ability to satisfy the financial covenants of our existing debt instruments and to raise additional capital; our ability to integrate acquired operations with existing operations, to manage our rapid growth successfully and to compete effectively in our ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our operational support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. We cannot assure that the future results will be achieved; actual events or results may differ materially as a result of risks we face. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    Market risk is the potential loss arising from adverse changes in market prices and rates, including interest rates. We do not use derivatives or other financial instruments for trading or speculative purposes. The objective of our financial risk management is to minimize the negative impact of interest rate fluctuations on our earnings and equity.

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed rate debt are shown in Note 13 to the Consolidated Financial Statements. Based on our market risk sensitive instruments outstanding at December 31, 1999, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of independent public accountants..................     32

  Consolidated balance sheets as of December 31, 1998 and
    1999....................................................     33

  Consolidated statements of operations for the years ended
    December 31, 1997, 1998 and
    1999....................................................     34

  Consolidated statements of stockholders' equity (deficit)
    for the years ended December 31, 1997, 1998 and 1999....     35

  Consolidated statements of cash flows for the years ended
    December 31, 1997, 1998 and
    1999....................................................     36

  Notes to consolidated financial statements................     37

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Logix Communications Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of Logix Communications Enterprises, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1998 and 1999, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logix Communications Enterprises, Inc. and subsidiaries as of December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2000

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           DECEMBER 31, 1998 AND 1999

                         (In thousands, except shares)

                                                                1998        1999
                                                              ---------   ---------
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  31,675   $     672
  Restricted cash and investments...........................     37,572      40,079
  Accounts receivable, net of allowance for doubtful
    accounts of $664 and $1,254 in 1998 and 1999,
    respectively............................................     16,838      21,792
  Receivables-affiliates....................................      5,081       1,376
  Other current assets......................................      1,577       1,581
  Prepaid expenses..........................................        753       3,269
                                                              ---------   ---------
    Total current assets....................................     93,496      68,769
                                                              ---------   ---------
PROPERTY, PLANT AND EQUIPMENT, net..........................     85,883     121,136
                                                              ---------   ---------
OTHER ASSETS:
  Restricted cash and investments...........................     61,988      21,062
  Goodwill, net.............................................    128,432     121,279
  Deferred costs, net of accumulated amortization of $615
    and $2,230 in 1998 and 1999, respectively...............     12,306      13,345
  Excess of cost over original cost of assets acquired, net
    of accumulated amortization of $1,226 and $1,321 in 1998
    and 1999, respectively..................................      2,581       2,486
  Investment in unconsolidated partnership and other........      2,521       1,885
  Other intangibles, net....................................      5,214       4,698
                                                              ---------   ---------
    Total other assets......................................    213,042     164,756
                                                              ---------   ---------
    Total assets............................................    392,421     354,661
                                                              =========   =========
                       LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $  29,477      23,776
  Accrued expenses..........................................      4,337       9,086
  Deferred revenue and customer deposits....................        425       2,346
  Current portion of long-term debt.........................      1,171       1,404
                                                              ---------   ---------
    Total current liabilities...............................     35,410      36,612
                                                              ---------   ---------
LONG-TERM DEBT, net of current portion......................    376,327     438,330
INVESTMENT TAX CREDITS......................................        108          99
COMMITMENTS (Note 12)
STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 1998 and 1999........................................        713         713
  Paid-in capital...........................................     11,448      11,448
  Retained deficit..........................................    (31,585)   (132,541)
                                                              ---------   ---------
    Total stockholder's deficit.............................    (19,424)   (120,380)
                                                              ---------   ---------
    Total liabilities and stockholder's deficit.............    392,421     354,661
                                                              =========   =========

   The accompanying notes are an integral part of these consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                FOR THE YEARS ENDED DECEMBER 1997, 1998 AND 1999

                                                           1997          1998          1999
                                                        -----------   -----------   -----------
REVENUE...............................................  $    20,177   $    67,703   $   113,286
OPERATING EXPENSES:
  Cost of service.....................................        3,269        41,879        87,580
  Selling, general and administrative.................        8,735        33,539        63,377
  Depreciation and amortization.......................        4,931        12,387        21,038
                                                        -----------   -----------   -----------
    Total operating expenses..........................       16,935        87,805       171,995
                                                        -----------   -----------   -----------
OPERATING INCOME (LOSS)...............................        3,242       (20,102)      (58,709)
                                                        -----------   -----------   -----------
OTHER INCOME (EXPENSES):
  Equity in income of unconsolidated partnership......           82           156            87
  Interest income.....................................           15         5,794         5,771
  Interest expense....................................       (2,459)      (25,906)      (47,863)
  Other...............................................            6           (14)         (242)
                                                        -----------   -----------   -----------
    Total other expenses..............................       (2,356)      (19,970)      (42,247)
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE INCOME TAXES, EXTRAORDINARY ITEMS
  AND CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...........................................          886       (40,072)     (100,956)
INCOME TAX (PROVISION) BENEFIT........................         (337)        1,271            --
                                                        -----------   -----------   -----------
INCOME (LOSS) BEFORE EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
  PRINCIPLE...........................................          549       (38,801)     (100,956)
EXTRAORDINARY EXPENSE, net of income tax benefit of
  $133,300 in 1997 (Note 5)...........................         (217)           --            --
                                                        -----------   -----------   -----------
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
  net of income tax benefit of $429,000 in 1998.......           --          (699)           --
                                                        -----------   -----------   -----------
NET INCOME (LOSS).....................................  $       332   $   (39,500)  $  (100,956)
                                                        ===========   ===========   ===========
BASIC NET INCOME (LOSS) PER SHARE:
  Before extraordinary expense, and cumulative effect
    of change in accounting principle.................  $      .008   $     (.545)  $     (1.42)
  Extraordinary expense...............................        (.003)           --            --
  Cumulative effect of change in accounting
    principle.........................................           --         (.009)           --
                                                        -----------   -----------   -----------
BASIC NET INCOME (LOSS) PER SHARE.....................  $      .005   $     (.554)  $     (1.42)
                                                        ===========   ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING......   71,250,000    71,250,000    71,250,000
                                                        ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)

                FOR THE YEARS ENDED DECEMBER 1997, 1998 AND 1999

                         (In thousands, except shares)

                                                       COMMON STOCK                    RETAINED
                                                   ---------------------   PAID-IN     EARNINGS
                                                     SHARES      AMOUNT    CAPITAL    (DEFICIT)
                                                   ----------   --------   --------   ----------
DECEMBER 31, 1997................................  71,250,000     $713     $11,448    $   7,915
  Net loss.......................................          --       --          --      (39,500)
                                                   ----------     ----     -------    ---------
DECEMBER 31, 1998................................  71,250,000     $713     $11,448    $ (31,585)
  Net loss.......................................          --       --          --     (100,956)
                                                   ----------     ----     -------    ---------
DECEMBER 31, 1999................................  71,250,000     $713     $11,448     (132,541)
                                                   ==========     ====     =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                FOR THE YEARS ENDED DECEMBER 1997, 1998 AND 1999

                                 (IN THOUSANDS)

                                                                1997       1998        1999
                                                              --------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $   332    $ (39,500)  $(100,956)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities--
    Depreciation and amortization...........................    4,931       12,387      21,038
    Amortization of bond premium and financing costs........       --          441       1,953
    Deferred credits........................................       36       (1,726)         (9)
    Extraordinary loss on financing cost....................      351           --          --
    Cumulative effect of change in accounting principle.....       --        1,128          --
    Equity in income of unconsolidated partnership..........      (82)        (156)        (87)
  Changes in current assets and liabilities--
    Accounts receivable.....................................      262       (6,122)     (4,954)
    Prepaid expenses and other..............................     (772)        (364)     (2,520)
    Accounts payable........................................     (535)      18,905      (5,701)
    Accrued expenses........................................     (844)       3,974       4,749
    Deferred revenue and customer deposits..................       25          218       1,921
                                                              -------    ---------   ---------
      Net cash provided by (used in) operating activities...    3,704      (10,815)    (84,557)
                                                              -------    ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................   (5,442)     (55,220)    (47,426)
  Acquisitions of businesses................................       --     (141,811)         --
  Purchase of customer lists................................       --         (536)       (552)
  Purchase of other assets..................................       --           --        (345)
  Decrease in receivable--affiliate.........................    3,307        3,126       3,705
  Deferred start-up costs...................................   (1,101)          --          --
  Investment in unconsolidated partnership and other........     (224)      (1,310)        713
                                                              -------    ---------   ---------
      Net cash used in investing activities.................   (3,460)    (195,751)    (43,905)
                                                              -------    ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................       --      350,000      63,222
  Repayments of long-term debt..............................   (1,670)      (1,141)       (986)
  Purchase of restricted investments........................       --     (121,972)         --
  Maturities of restricted investments......................       --       22,580      37,756
  Redemption of RTFC subordinated capital certificates......    1,051           --          --
  Deferred financing costs..................................       --      (11,480)     (2,533)
                                                              -------    ---------   ---------
      Net cash provided by (used in) financing activities...     (619)     237,987      97,459
                                                              =======    =========   =========
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     (375)      31,421     (31,003)
CASH AND CASH EQUIVALENTS, beginning of year................      629          254      31,675
                                                              -------    ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $   254    $  31,675   $     672
                                                              =======    =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for--
    Interest (net of amounts capitalized)...................  $ 2,821    $  23,982   $  47,771
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  1997
  Capital contribution from parent company through
    forgiveness of long-term debt (Note 5)..................  $11,447    $      --   $      --

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION:

    Logix Communications Enterprises, Inc. (the "Company" or "Logix") was incorporated as an Oklahoma corporation under the name "Dobson Wireline Company" in December 1997, as part of a reorganization by its former parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. On January 24, 2000, Dobson Communications distributed Logix's stock to certain of Dobson Communications' shareholders.

    Logix is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. As of December 31, 1999, the Company had operations in Oklahoma, Texas, Missouri and Arkansas.

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation, ("LCC"). The Company's ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. The Company currently provide these services primarily to customers in markets in Arkansas, Colorado, Missouri, Oklahoma and Texas. As of December 31, 1999, the Company's ICP operations served 66,508 access lines compared to 38,842 access lines as of December 31, 1998. The increase was mainly due to the Company's internal growth and expansion into seven additional cities in Texas, Missouri and Arkansas. In addition, the Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado (see Note 11).

    LCC's operations will be affected by competitive environment in which LCC operates. LCC's performance will further be affected by its ability to lease adequate trunking capacity from ILECs or other ICPs, complete the integration of its operations support systems and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. LCC's networks and telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have an adverse effect upon LCC. Although management believes that LCC will be able to successfully mitigate these risks, there is no assurance that LCC will be able to do so or that LCC will operate profitably in the near future. Expenses are expected to exceed revenues in each location in which LCC offers service until a sufficient customer base is established.

ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 35.6%,

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

1. ORGANIZATION: (CONTINUED)
31.1% and 30.0% of the Company's revenue from its ILEC operations for the year ended December 31, 1997, 1998 and 1999, respectively, was from these two sources.

REORGANIZATION OF LOGIX

    In October 1998, Logix transferred all of the common stock of Dobson Fiber Company, Inc. ("Dobson Fiber"), American Telco, Inc. ("ATI"), American Telco Network Services, Inc. and Dobson Network Management, Inc. to LCC, a subsidiary of Logix. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

RECAPITALIZATION

    On September 30, 1998, the Company approved its Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of capital stock to 100,000,000. The Company also approved a stock split on the same date increasing the number of outstanding shares of common stock to 71,250,000. The accompanying financial statements have been retroactively restated to reflect this stock split. In addition, as of August 1, 1998, the Company approved a stock option plan covering 3,750,000 shares of common stock, of which the Company initially granted options covering 1,652,500 shares of common stock to employees at an option price of $2 per share.

REORGANIZATION OF DOBSON COMMUNICATIONS

    In January 1998, Dobson Communications and its subsidiary, Dobson Operating Company, transferred all of the common stock of LCC and Dobson Telephone to Logix. The transaction was considered a reorganization of entities under common control under which the accounting treatment of the reorganization is similar to a pooling-of-interests. Concurrent with the reorganization, the number of shares and par value of the Company's authorized stock changed. All share and per share data are stated to reflect the common stock changes. The effects of all intercompany transactions, including the transactions prior to the reorganization, have been eliminated.

CAPITAL RESOURCES AND GROWTH

    The Company's total indebtedness and debt service requirements substantially increased as a result of the borrowing described in Note 5.

    The Company's successful implementation of its strategy, including the further expansion of its customer base is dependent upon securing adequate capital resources. The Company's resources include mortgage notes payable, financing from Dobson CC Limited Partnership ("DCCLP"), cash flow from operations and certain shareholder commitments. DCCLP is committed to assisting the Company in obtaining funds to support the Company's operations, as needed, if needed, in 2000. In addition, the Company expects to pursue additional financing in the near term.

    The Company's ability to manage future growth will depend upon its continued ability to monitor operations, control costs and maintain effective quality controls which could result in higher operating expenses. Any failure to adequately manage these areas and to implement and improve such systems, procedures and controls in an efficient manner at a pace consistent with the growth of the Company's

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

1. ORGANIZATION: (CONTINUED)
business could have an adverse effect on the Company's business, financial condition and results of operations.

2. SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements of the Company include the accounts of Logix, Dobson Telephone, LCC and Dobson Fiber/FORTE of Colorado, Inc. For financial reporting puposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

CASH AND CASH EQUIVALENTS

    Cash and cash equivalents on the accompanying consolidated balance sheets includes cash and short-term investments with original maturities of three months or less.

RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consists of an initial $122.0 million of pledged securities purchased to fund the first six semi-annual interest payments on the Company's 12.25% Senior Notes due 2008 ("Senior Notes"), net of maturities and amortization of bond premium of $22.4 million in 1998 and $38.5 million in 1999.

INVENTORY

    The Company values its inventory at the lower of cost or market on the first-in, first-out method of accounting.

GOODWILL

    Goodwill consists of amounts paid in excess of the fair market value of the assets acquired by the Company in its business acquisitions. Goodwill is being amortized on a straight-line basis over a period of fifteen years. Amortization expense of $4.6 million was recorded in 1998 and $6.9 million in 1999.

    The ongoing value and remaining useful lives of intangible and other long-term assets are subject to periodic evaluation and the Company currently expects the carrying amounts to be fully recoverable.

IMPAIRMENT OF LONG-LIVED ASSETS

    The Company assesses potential impairments of long-lived assets, certain identifiable intangibles and excess of cost over original cost of assets acquired when there is evidence that events or changes in circumstances indicate that an asset's carrying value may not be recoverable. An impairment loss is recognized when the sum of the expected future net cash flows is less than the carrying amount of the asset. The amount of any recognized impairment would be based on the estimated fair value of the asset

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) subject to impairment compared to the carrying amount of such asset. No such losses have been identified by the Company.

DEFERRED FINANCING COSTS

    Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the debt of eight years. Amortization expense related to these costs of $.2 million, $.7 million and $1.6 million was recorded in 1997, 1998 and 1999, respectively.

EXCESS OF COST OVER ORIGINAL COST OF ASSETS ACQUIRED

    The excess of cost over the original cost of assets acquired relates to Dobson Telephone's acquisition of McLoud Telephone Company in 1985 and is being amortized using the straight-line method over 40 years. Amortization expense of $.1 million was recorded in 1997, 1998 and 1999. As the excess cost over original cost of assets acquired is a term defined and required by regulatory accounting practices applicable to Dobson Telephone, such amounts are presented separately from amounts included in the caption "Goodwill."

OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire long distance customer lists, covenants not to compete, installation charges and collocation rights. All assets are being amortized on a straight-line basis over the asset's useful life. Non-compete covenants are being amortized over a two year useful life; customer lists acquisition costs and installation costs are being amortized over a five year useful life; and collocation rights are being amortized over a four year useful life. Amortization expense of $.6 million and $1.7 million was recorded during 1998 and 1999, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense of $.2 million, $1.9 million and $4.6 million was incurred in 1997, 1998 and 1999, respectively.

INCOME TAXES

    Logix is a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. As a member of the affiliated group with Dobson Communications, Logix will file a consolidated income tax return. Income taxes are allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). Deferred income taxes in prior years reflect the estimated future tax effects of temporary differences between financial statement and tax bases of assets and liabilities at year-end. Amounts owed to Dobson Communications for income taxes are reflected in receivables-affiliates and deferred credits in the accompanying balance sheets. (See Note 14.)

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

2. SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

    Toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $.5 million and $1.6 million as of December 31, 1998 and 1999, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. Monthly access charges on certain of the Company's billing systems are billed in advance and are reflected in deferred revenue and customer deposits on the accompanying consolidated balance sheets.

EARNINGS PER SHARE

    Basic income (loss) per common share is computed by using the weighted average number of common stock shares outstanding during the year. The Company has not presented diluted earnings per share as it has no potentially dilutive securities in 1997 and the impact of potentially dilutive securities outstanding in 1998 and 1999 would be anti-dilutive.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1998 balances to conform them to the 1999 presentation.

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

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. ACQUISITIONS: (CONTINUED)

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

                                                            1997       1998
($ IN THOUSANDS, EXCEPT PER SHARE DATA)                   --------   --------
                                                              (UNAUDITED)
Operating revenue.......................................  $ 82,315   $106,163
Loss before extraordinary items and cumulative effect...  $(50,532)  $(56,608)
Net loss................................................  $(50,749)  $(57,307)
Basic net loss per share................................  $  (.712)  $  (.804)

4. PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed telephone systems and fiber optic cable systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1997, 1998 and 1999, capitalized interest was not significant. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1998 and 1999:

                                                USEFUL LIFE     1998       1999
                                                -----------   --------   --------
                                                               ($ IN THOUSANDS)
Telephone systems and equipment...............    5 - 40      $ 61,524   $ 82,631
Fiber systems and equipment...................    5 - 22        19,663     20,283
Buildings and improvements....................   20 - 40         8,230     10,693
Vehicles and other work equipment.............    3 - 10         4,220      5,767
Furniture and office equipment................    5 - 10        24,247     33,390
Under construction............................                   9,143     19,339
Land..........................................                     211        211
                                                              --------   --------
  Property, plant and equipment...............                 127,238    172,314
Accumulated depreciation......................                 (41,355)   (51,178)
                                                              --------   --------
  Property, plant and equipment, net..........                $ 85,883   $121,136
                                                              ========   ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1998 and 1999, consisted of the following:

                                                            1998       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Senior Credit Facility..................................  $     --   $ 49,500
DCCLP Credit Facility...................................        --      5,000
Senior Notes............................................   350,000    350,000
Mortgage notes payable..................................    27,498     35,234
                                                          --------   --------
  Total debt............................................   377,498    439,734
Less--Current maturities................................     1,171      1,404
                                                          --------   --------
  Total long-term debt..................................  $376,327   $438,330
                                                          ========   ========

DCCLP CREDIT FACILITY

    In December 1999, the Company closed on a $20 million unsecured credit facility with DCCLP, ("DCCLP Credit Facility"). The DCCLP Credit Facility is structured as 12.25% zero coupon debt increasing by 1% after three months after the issuance date and at the end of each subsequent three month period until the rate cap is reached at 20%. As of December 31, 1999, the Company had an outstanding balance of $5.0 million under the DCCLP Credit Facility. (See
Note 14.)

SENIOR CREDIT FACILITY

    On April 8, 1999, LCC closed on a $75 million revolving credit facility ("Senior Credit Facility"). Borrowings under the Senior Credit Facility are secured by all current and future assets of LCC. Interest on borrowings under the Senior Credit Facility will accrue at variable rates. The total commitment is to be fully reduced by March 31, 2005. Upon closing the Senior Credit Facility, the Company had availability of $30 million. On September 13, 1999, the Senior Credit Facility was amended and restated to increase the availability $20 million for a total commitment of $50 million. As of December 31, 1999, the Company had an oustanding balance of $49.5 million under the Senior Credit Facility. Commencing with the quarter ended June 30, 2002, the borrowings under the Senior Credit Facility will reduce quarterly at varying rates until it matures at June 30, 2005. (See Note 14.)

SENIOR NOTES

    On June 12, 1998, the Company issued $350 million of 12.25% Senior Notes maturing in 2008 ("Senior Notes"). The net proceeds were used to finance the ATI Acquisition described in Note 3, to purchase $122.0 million of securities pledged to secure payment of the first six semi-annual interest payments on the Senior Notes, which began on December 15, 1998, to fund capital expenditures and for general corporate operations. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Notes are redeemable at the option of the Company in whole or in part, on or after June 15, 2003, initially at 106.125%. Prior to June 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes at 112.25% with proceeds from equity offerings, provided that at least $227.5 million remains outstanding.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

5. LONG-TERM DEBT: (CONTINUED)
MORTGAGE NOTES

    The mortgage notes payable to the United States of America, through the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") with interest rates ranging from 2% to 10.75% (weighted average of 4.94% as of December 31, 1999) are due in quarterly or monthly installments maturing at various dates from 2000 to 2028. The mortgage notes are secured by substantially all the assets of Dobson Telephone and contain, among other things, restrictions on the payment of dividends and redemption of capital stock, as defined. Under the long-term debt agreements, Dobson Telephone is restricted, without RUS approval, from making any loans to, or in any manner extending its credit to various affiliates. The agreements also prohibit payment of dividends or distributions or new investments in affiliated companies unless after such action Dobson Telephone's current assets exceed its current liabilities and its adjusted net worth (as defined in the agreement) is at least 40% of its adjusted assets (as defined in the agreement), or, (ii) if smaller, the sum of 10% of its adjusted assets, plus 30% of the excess of its adjusted net worth over 10% of its adjusted assets, if any, plus 30% of the amount of any reduction of its adjusted net worth resulting from the declaration or payment of dividends or other distributions.

REVOLVING CREDIT FACILITY

    On February 28, 1997, the Dobson Communications' bank credit agreement was amended and restated to provide Dobson Communications with a $200 million revolving credit facility maturing in 2005. Logix's portion of the initial proceeds were used to refinance existing indebtedness, and for general corporate purposes. In connection with the closing of the revolving credit facility, Dobson Communications extinguished its then existing credit facility, and Logix recognized a pretax loss of approximately $.4 million as a result of writing off previously capitalized financing costs associated with the old revolving credit facility which had been allocated to Logix. This loss has been reflected as an extraordinary item, net of tax, in the Company's consolidated statement of operations for the year ended December 31, 1997.

CAPITAL CONTRIBUTION

    Effective December 31, 1997, Dobson Communications made a capital contribution to the Company of approximately $11.5 million, which represented the Company's outstanding portion of a revolving credit facility payable to Dobson Communications.

FUTURE PAYMENTS

    Minimum future payments of long-term debt for years subsequent to December 31, 1999, are as follows:

                                                              ($ IN THOUSANDS)
2000........................................................      $  1,404
2001........................................................         1,306
2002........................................................         1,433
2003........................................................         1,482
2004........................................................         1,535
2005 and thereafter.........................................       432,574
                                                                  --------
                                                                  $439,734
                                                                  ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLAN:

401(K) PLAN

    Dobson Communications maintains a 401(k) plan (the "Dobson 401(k) Plan") in which substantially all employees of the Company are eligible to participate. The Dobson 401(k) Plan requires the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Dobson 401(k) Plan charged to the Company's operations were approximately $.05 million, $.08 million and $.4 million during the years ended December 31, 1997, 1998 and 1999, respectively. (See Note 14.)

STOCK OPTION PLANS

    The Company has adopted two stock option plans, the Logix Communications Enterprises, Inc. 1998 Stock Option Plan (the "1998 Logix Plan") and the Logix Communications Enterprises, Inc. 1999 Stock Option Plan (the "1999 Logix Plan"). The Company accounts for the 1998 Logix Plan and the 1999 Logix Plan under APB Opinion 25, under which no compensation cost is recognized in the accompanying consolidated financial statements if the option price is equal to or greater than the fair market value of the stock at the time the option is granted.

    Under the 1998 Logix Plan, the Board of Directors may grant both incentive stock options and nonqualified stock options to key employees and directors. Under the 1999 Logix Plan, the Board of Directors may grant both incentive stock options and non-qualified stock options to key employees, independent contractors and non-employee board members. Since the 1998 Logix Plan and the 1999 Logix Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All of the options vest at a rate of 20% per year. The Company has reserved 3,750,000 shares of authorized but unissued common stock for issuance under the 1998 Logix Plan and 2,302,021 shares of authorized but unissued common stock for issuance under the 1999 Logix Plan.

    Stock options outstanding under the 1998 Logix Plan are presented for the periods indicated.

                                              NUMBER OF SHARES   OPTION PRICE RANGE
                                              ----------------   ------------------
Outstanding at December 31, 1997............            --                    --
Granted.....................................     1,652,500          $       2.00
Exercised...................................            --                    --
Canceled....................................            --                    --
Outstanding December 31, 1998...............     1,652,500          $       2.00
Exercisable at December 31, 1998............            --                    --
Granted.....................................     1,509,500          $  2.00-2.67
Exercised...................................            --                    --
Canceled....................................       123,000          $  2.00-2.67
Outstanding at December 31, 1999............     3,039,000          $  2.00-2.67
Excercisable at December 31, 1999...........       306,500          $  2.00-2.67

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

6. EMPLOYEE BENEFIT PLAN: (CONTINUED)
    Stock options outstanding under the 1999 Logix Plan are presented for the periods indicated.

                                              NUMBER OF SHARES   OPTION PRICE RANGE
                                              ----------------   ------------------
Outstanding at December 31, 1998............            --                    --
Granted.....................................     2,302,021          $       2.67
Exercised...................................            --                    --
Canceled....................................            --                    --
Outstanding at Decmeber 31, 1999............     2,302,021          $       2.67
Exercisable at December 31, 1999............            --                    --

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

                                                           1998       1999
($ IN THOUSANDS, EXCEPT FOR PER SHARE DATA)              --------   ---------
Net loss:
  As reported..........................................  $(39,900)  $(100,956)
  Pro forma............................................   (39,646)   (101,610)
Basic net loss per common share:
  As reported..........................................  $  (.554)  $   (1.42)
  Pro Forma............................................     (.556)      (1.43)

    Diluted net loss per common share had been omitted because the impact of common stock equivalents is anti-dilutive.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1999:

                                                            1998       1999
                                                          --------   --------
Interest rate...........................................     5.6%      6.39%
Dividend yield..........................................       --         --
Expected volatility.....................................   40.72%     52.35%

    The weighted average fair value of options granted in 1998 and 1999 using the Black-Scholes option pricing model was $1.24 and $1.88, respectively, assuming an expected life of ten years.

7. TAXES:

    Provision (benefit) for income taxes for the years ended December 31, 1997, 1998 and 1999, was as follows:

                                                           1997       1998        1999
                                                         --------   --------   ----------
                                                                 ($ IN THOUSANDS)
Federal income taxes--
  Current..............................................    $303     $    --    $       --
  Deferred.............................................      38      (1,070)           --
State income taxes (current and deferred)..............      (4)       (201)           --
                                                           ----     -------    ----------
    Total income tax provision (benefit)...............    $337     $(1,271)   $       --
                                                           ====     =======    ==========

    The provisions for income taxes for the years ended December 31, 1997, 1998 and 1999, differ from amounts computed at the statutory rate as follows:

                                                      1997       1998       1999
                                                    --------   --------   --------
                                                           ($ IN THOUSANDS)
Income taxes at statutory rate (34%)..............    $302     $(13,384)  $(34,325)
Deferred investment credits amortized.............     (39)         (26)        (9)
Amortization of excess of cost over original cost
  of assets acquired..............................      32           73         95
State income taxes, net of Federal income tax
  effect..........................................      23       (1,574)    (4,038)
Other, net........................................      19            3         19
Losses not benefitted.............................      --       13,637     38,258
                                                      ----     --------   --------
                                                      $337     $ (1,271)  $     --
                                                      ====     ========   ========

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1998 and 1999 were as follows:

                                                            1998       1999
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Current deferred income taxes:
  Allowance for doubtful accounts.......................  $    252   $    463
  Accrued liabilities...................................        97        316
  Deferred expenses.....................................        --         --
  Valuation allowance...................................      (349)      (779)
                                                          --------   --------
    Net current deferred income tax asset...............        --         --
                                                          --------   --------
Noncurrent deferred income taxes:
  Fixed assets..........................................    (1,821)    (6,691)
  Intangibles...........................................       142      1,446
  Net operating loss....................................    14,967     56,361
  Valuation allowance...................................   (13,288)   (51,116)
                                                          --------   --------
    Net noncurrent deferred income tax asset............        --         --
                                                          --------   --------
    Total deferred income taxes.........................  $     --   $     --
                                                          ========   ========

    At December 31, 1998 and 1999, the Company had a valuation allowance equal to the entire net deferred tax asset as the Company believes it is more likely than not that none of the deferred tax asset will be realizable in future periods.

    The investment tax credits previously recorded by the Company for book purposes have been deferred and are being amortized over the average lives of the property giving rise to the credits. The Company had net operating loss carryforwards of $148.3 million at December 31, 1999 which begin to expire in 2013.

8. RELATED PARTY TRANSACTIONS:

    Beginning in 1997, Dobson Communications began to provide certain administrative services, including accounting, information systems management, human resource management and marketing to the company. During 1999, these services were limited to the shared resource of Everett R. Dobson and aircraft usage. Additionally, officers of the Company have also been or are currently officers of Dobson Communications and various of its other subsidiaries. The Company reimburses Dobson Communications based on Dobson Communications' cost of providing the services. Dobson Communications is reimbursed for these costs based on the Company's usage of such services. The total amount charged to the Company for these administrative services and officer compensation was $2.6 million, $4.3 million and $.7 million in 1997, 1998 and 1999, respectively. Management believes these costs would not have been significantly different had the costs been incurred directly by the Company.

    The Company had receivables from Dobson Communications and certain of its subsidiaries totaling $5.1 million and $1.2 million at December 31, 1998 and 1999, respectively. The 1998 receivables represent advances to these entities net of repayments and intercompany allocations. The 1999 receivables represent fees earned for services provided to affiliated companies of Dobson Communications, less any fees owed to affiliated companies of Dobson Communications for administrative services. The net receivables from these affiliates have been reflected as receivables-affiliates in the accompanying balance sheets.

    The Company carries telephone traffic, provides long-haul fiber transport services and provides network monitoring for affiliated companies of Dobson Communications. Service charges of approximately $1.7 million, $1.8 million and $2.8 million were earned from the affiliated companies for services provided during 1997, 1998 and 1999 respectively, and are reflected in revenue in the accompanying statements of operations.

    The Company is a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. The Company, as a member of the affiliated group with Dobson Communications, joins with Dobson Communications and its other subsidiaries in filing a consolidated federal income tax return for tax periods through December 31, 1999. Under the tax sharing agreement, each subsidiary's contribution toward the group's consolidated federal income tax liability is determined as if such party were at all times a separate taxpayer not included in the group. Based on this determination of separate tax liability, each subsidiary pays to Dobson Communications an amount in lieu of taxes equal to the amount the subsidiary would be obligated to pay if it filed returns as a separate taxpayer. If, but only to the extent that, the group realizes a tax benefit for any taxable year as a result of the inclusion of a subsidiary's tax items in the determination of tax liability of the group, Dobson Communications will pay to the subsidiary an amount equal to such tax benefits realized. (See
Note 14.)

    On January 24, 2000, Dobson Communications distributed Logix's stock to certain of Dobson Communications' shareholders. (See Note 12.)

9. ACCRUED EXPENSES:

    The Company's accrued expenses as of December 31, 1998 and 1999, consisted of the following:

                                                                1998       1999
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Interest....................................................   $1,939     $2,049
Taxes.......................................................      394      1,642
Wages.......................................................    1,169      3,674
Vacation and employee benefits..............................      835      1,721
                                                               ------     ------
  Total accrued expenses....................................   $4,337     $9,086
                                                               ======     ======

10. REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ILEC and ICP. These segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates and measures performance of each segment based on EBITDA, which is defined below and income (loss) before income taxes, extraordinary items and cumulative effect of changes in accounting principle. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to both segments. The segments do not have significant noncash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                                           1997
                                                              ------------------------------
                                                                ILEC      ICP(1)     TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $15,361    $ 4,816    $20,177
    Intersegment............................................      109        301        410
    Intersegment revenue(4).................................       --         --       (410)
                                                              -------    -------    -------
      Total operating revenue...............................  $15,470    $ 5,117    $20,177
                                                              =======    =======    =======
Adjusted EBITDA(2)..........................................  $ 7,031    $ 1,142    $ 8,173
Depreciation and amortization...............................   (3,260)    (1,671)    (4,931)
Interest expense(3).........................................   (1,297)    (1,162)    (2,459)
Interest income.............................................       15         --         15
Other income (expense), net.................................      (13)       101         88
                                                              -------    -------    -------
    Income (loss) before income taxes, extraordinary items
      and cumulative effect of change in accounting
      principle.............................................  $ 2,476    $(1,590)   $   886
                                                              =======    =======    =======

                                                                           1998
                                                              ------------------------------
                                                                ILEC      ICP(1)     TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $15,604    $ 52,099   $ 67,703
    Intersegment............................................       --         267        267
    Intersegment revenue(4).................................       --          --       (267)
                                                              -------    --------   --------
      Total operating revenue...............................   15,604      52,366     67,703
                                                              -------    --------   --------
  Adjusted EBITDA(2)........................................  $ 8,414    $(16,129)  $ (7,715)
  Depreciation and amortization.............................   (3,119)     (9,268)   (12,387)
  Interest expense(3).......................................   (1,293)    (24,613)   (25,906)
  Interest income...........................................       13       5,781      5,794
  Other income (expense), net...............................      647        (505)       142
                                                              -------    --------   --------
      Income (loss) before income taxes, extraordinary items
        and cumulative effect of change in accounting
        principle...........................................  $ 4,662    $(44,734)  $(40,072)
                                                              =======    ========   ========

                                                                            1999
                                                              --------------------------------
                                                                ILEC      ICP(1)       TOTAL
                                                              --------   ---------   ---------
                                                                      ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $15,642    $  97,644   $ 113,286
Intersegment................................................       19        5,142       5,161
Intersegment revenue(4).....................................       --           --      (5,161)
                                                              -------    ---------   ---------
      Total operating revenue...............................  $15,661    $ 102,786   $ 113,286
                                                              -------    ---------   ---------
  Adjusted EBITDA(2)........................................  $ 8,976    $ (46,647)  $ (37,671)
  Depreciation and amortization.............................   (2,926)     (18,112)    (21,038)
  Interest expense(3).......................................   (1,367)     (46,496)    (47,863)
  Interest income...........................................        7        5,764       5,771
  Other income (expense), net...............................       --         (155)       (155)
                                                              -------    ---------   ---------
      Income (loss) before income taxes, extraordinary items
        and cumulative effect of change in accounting
        principle...........................................  $ 4,690    $(105,646)  $(100,956)
                                                              =======    =========   =========

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
INVESTMENT INFORMATION:
  Segment assets--
    ILEC....................................................  $ 43,269   $ 47,978   $ 55,965
    ICP(1)..................................................    22,454    351,231    300,846
    Intersegment receivables(4).............................   (13,770)    (6,788)    (2,150)
                                                              --------   --------   --------
      Total segment assets..................................  $ 51,953   $392,421   $354,661
                                                              ========   ========   ========
OTHER INFORMATION:
  Capital expenditures--
    ILEC....................................................  $    952   $  2,011   $ 11,389
    ICP.....................................................     4,470     53,209     36,037
                                                              --------   --------   --------
      Total capital expenditures............................  $  5,422   $ 55,220   $ 47,426
                                                              ========   ========   ========

------------------------

1)  In 1997, ICP consists mainly of the fiber operations and network operations.

2) Adjusted EBITDA, as defined by the Company, represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items and the cumulative effect of changes in accounting principle.

3) Included in interest expense is amortization expense of deferred financing costs.

4) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

11. INVESTMENT IN UNCONSOLIDATED PARTNERSHIP:

    The Company owns a 20% interest in the Forte of Colorado, General Partnership. This investment is accounted for on the equity method. The following is a summary of the significant financial information for the Forte of Colorado, General Partnership as of and for the years ended December 31, 1997, 1998 and 1999:

                                                                1997       1998       1999
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
Current assets..............................................   $  565     $1,147     $1,040
Other assets................................................    7,913      7,002      5,907
Current liabilities.........................................    1,378      1,893      1,771
Other liabilities...........................................    4,851      3,182      1,646
Partners' capital...........................................    2,249      3,075      3,529
Revenue.....................................................    2,010      2,556      1,760
Operating income............................................      730      1,133        623
Net income..................................................      411        825        455

12. COMMITMENTS:

    In May 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $8.3 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.25 million of monthly services beginning in October 1998 through the end of the agreement. In January 2000, the Company amended its agreement to reduce its minimum commitment to $7.4 million and to extend the term of the agreement six additional months for a total of 42 months. Of this commitment, $3.3 million remained at December 31, 1999.

    In June 1998, the Company entered into a carrier service agreement with a minimum commitment totaling $18 million for a period of 36 months. Under this agreement, the Company agreed to purchase on a take-or-pay basis, $.5 million of monthly services, beginning in January 1999. Additionally, the Company must purchase at least 80 percent of its monthly services as defined in the agreement from the carrier until the earlier of the purchasing cumulative monthly services of $36 million or reaching the end of the agreement. In December 1999, the Company amended its agreement to reduce its minimum monthly commitment from $.5 million to $.4 million, effective in January 2000 through the end of the agreement. Of this commitment, $5.4 million remained at December 31, 1999.

    In June 1998, the Company entered into an equipment supply agreement in which the Company agreed to purchase $25.2 million of switching equipment between June 30, 1998, and June 30, 2000, for ICP operations. Of this commitment, $10.8 million remained at December 31, 1999.

    In June 1998, the Company entered into an agreement to purchase certain customer support services for a period of 60 months together with related equipment. Under this agreement, the Company has agreed to pay $13.7 million from July 1998 through July 2003. Of this commitment, $6.6 million remained at December 31, 1999.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained from September 1, 1998, through August 31, 2008, to perform certain services for the Company. In exchange for Mr. Dobson's services to the Company, the Company will provide monthly compensation of $15,000 and insurance benefits commensurate with the Company's employee plan.

    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 1999, are as follows:

                                                              ($ IN THOUSANDS)
2000........................................................       $ 3,959
2001........................................................         3,388
2002........................................................         3,087
2003........................................................         2,987
2004........................................................         2,955
2005 and thereafter.........................................        11,543

    Lease expense under the above leases was approximately $.2 million, $1.3 million and $4.0 million for the years ended December 31, 1997, 1998 and 1999, respectively.

    On January 24, 2000, Dobson Communications distributed the stock of Logix to the holders of its old Class A Common Stock and Class D Preferred Stock. Dobson Communications executed an agreement with DCCLP under which it agreed not to take any action which may result in Dobson Communications recognizing taxable income because of the Logix spin-off, unless, DCCLP causes Logix to execute an indemnity agreement with Dobson Communications whereby Logix will indemnify Dobson Communications for any income tax, together with any penalties or interest thereon, incurred by Dobson Communications solely attributable to the distribution of Logix stock and arising as a result of the actions of the Logix shareholders.

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

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                  1998                     1999
                                         ----------------------   ----------------------
                                         CARRYING                 CARRYING
                                          AMOUNT     FAIR VALUE    AMOUNT     FAIR VALUE
                                         ---------   ----------   ---------   ----------
                                                        ($ IN THOUSANDS)
Senior notes...........................  $350,000     $332,500    $350,000     $262,500
Mortgage notes payable.................    27,638       26,442      35,234       18,227
Senior credit facility.................        --           --      49,500       49,500
DCCLP credit facility..................        --           --       5,000        5,000

14. SUBSEQUENT EVENTS:

    Effective January 1, 2000, Logix created a 401(k) plan ("Logix 401(k) Plan") to replace the Dobson 401(k) Plan. The Logix employees prorata portion of the Dobson 401(k) Plan was transferred to the Logix 401(k) Plan. The Logix 401(k) Plan has the same terms and conditions as the Dobson 401(k) Plan.

    On January 24, 2000, Dobson Communications distributed Logix's stock to certain of Dobson Communications' shareholders. In connection with the distribution, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement.

    On March 16, 2000, the Company reported changes in certain of its executive officers. As a result of the changes in executive officers and a reorganization, the Company expects to incur approximately $2.7 million in severance costs in the first quarter of 2000.

    On March 16, 2000, the Company increased its availability on the DCCLP Credit Facility from $20 million to $50 million. Of the additional $30 million in proceeds, $10 million was utilized to pay down the Senior Credit Facility and the remaining availability will be utilized to fund operations.

    On March 30, 2000, the Company issued 90,000 shares of 15% Class A Preferred Stock to DCCLP manditorily redeemable in 2010 for $1,000 per share ("Preferred Stock"). The net proceeds from the Preferred Stock were used to repay the Senior Credit Facility and to convert amounts outstanding under the DCCLP Credit Facility. Logix will recognize a pretax loss of approximately $2.6 million as a result of writing off previously capitalized financing costs associated with the Senior Credit Facility; however, preliminary estimates indicate that any such settlement would be immaterial to the Company's financial results. Holders of the Preferred Stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and junior to the Senior Notes. Additionally, the Preferred Stock is redeemable at our option. Holders of the Preferred Stock have no voting rights.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors, executive officers and other key employees are set forth below. Certain of our officers and directors hold or have held positions in our former parent company, Dobson Communications, and several of its subsidiaries. The ages of the persons set forth below are as of March 24, 2000.

    Our Board of Directors presently consists of six directors. Our directors are elected to serve until they resign or are removed, or are otherwise disqualified to serve, or until their successors are elected and qualified. Our directors serve staggered three-year terms. Our executive officers serve at the discretion of our Board of Directors. Our officers are appointed at the Board's first meeting after each annual meeting of stockholders.

NAME                            AGE                              POSITION
----                          --------   --------------------------------------------------------
Albert H. Pharis, Jr........     50      Chief Executive Officer and Director
Craig T. Sheetz.............     40      Executive Vice President and Chief Financial Officer
Matthew L. Asmus............     34      Executive Vice President and Chief Operating Officer
James R. Rutherford.........     42      President of Dobson Telephone and Vice President Network
                                         Deployment
Herbert K. Kenney...........     52      Vice President, Secretary and General Counsel
Brian W. Boone..............     30      Treasurer
Leigh Ann Ihrig.............     26      Controller and Assistant Secretary
Jeffrey J. Mnick............     37      Senior Vice President of Sales
John W. Gray, Jr............     37      Vice President--Regulatory
Glenn A. Taylor.............     33      Vice President of Service
Everett R. Dobson(1)........     40      Chairman of the Board
Stephen T. Dobson(1)........     37      Vice Chairman of the Board
Russell L. Dobson(1)........     65      Director
Justin L. Jaschke...........     41      Director
Dana L. Schmaltz............     33      Director

------------------------

(1) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

    ALBERT H. PHARIS, JR. has served as Chief Executive Officer since October 1999. He also became a director of Logix in December 1998. Mr. Pharis served as President, Chief Executive Officer and Director of Sygnet Communications, Inc. from 1985 to December in 1998. He has been active as a board member of CTIA since 1985 and as a member of its CTIA Executive Committee since 1989. He has also been Chairman of its Small Operators Caucus.

    CRAIG T. SHEETZ has served as Chief Financial Officer since March 2000. Mr. Sheetz served as Executive Vice President and Chief Operating Officer of Dobson Communications from December 1998 to March 2000. Previously, he served as Vice President, Chief Financial Officer and Treasurer of Sygnet Wireless, Inc. from 1990 to 1998. Prior to that, Mr. Sheetz served as Assistant Vice President at Mellon Bank and PNC Bank where he specialized in the media and telecommunications industries. Mr. Sheetz holds a B.A. in Economics from Albion College and an M.B.A. from the University of Rochester.

    MATTHEW L. ASMUS has served as our Executive Vice President and Chief Operating Officer since March 2000. Previously, he served as Senior Vice President of Operations and Vice President of Services. Prior to joining us, Mr. Asmus worked for American Telco from January 1991 to June 1998. Mr. Asmus was responsible for field service operations, dedicated access services, operator services and carrier access billing. Mr. Asmus holds a B.B.A. from Sam Houston University.

    JAMES R. RUTHERFORD has served as Vice President of Network Deployment since January 1999 and President of Dobson Telephone Company, Inc., since March 1998. Mr. Rutherford has been employed by Dobson Telephone and its subsidiaries since 1988 and has worked in various capacities, including manager and coordinator of contract engineering and construction, outside plant manager, general manager, and assisted in the start-up and development of our ICP operations. Prior to joining Dobson Telephone, Mr. Rutherford was employed by C.H. Guernsey & Co., a telecommunications engineering firm, for ten years working in outside plant engineering and design, and project coordination. He serves as a director of the Oklahoma High Cost Fund Board and is actively involved in the Oklahoma Telephone Association and the Western Rural Telephone Association industry organizations. In addition, Mr. Rutherford serves on the Oklahoma Rural Telephone Companies technical and regulatory committees.

    HERBERT K. KENNEY has served as our General Counsel and Secretary since May 1999. Mr. Kenney was Of Counsel with Britton, Gray and Hill from January 1999 through April 1999. He was Of Counsel for Stephen A. Sherman & Associates from January 1998 through December 1998. Mr. Kenney practiced law as a sole practitioner from January 1996 to December 1997. Prior to that he was the Litigation Section Chief for the Resolution Trust Corporation (FDIC) from July 1992 to December 1995. Mr. Kenney received his J.D. from the University of Oklahoma College of Law and holds a B.A. from Rice University.

    BRIAN W. BOONE, CPA has served as our Treasurer since December 1998. From 1992 to November 1998, Mr. Boone was an audit and business advisory manager for Arthur Andersen LLP where he served both publicly and privately held companies in the telecommunications and utility industries. He managed various projects including annual audits, quarterly reviews, acquisition due diligence, debt and equity public offerings and various consultation matters on accounting and finance issues. He graduated from the University of Oklahoma with a Bachelor of Accountancy degree. In addition, Mr. Boone is a member of the National Investor Relations Instititute and the American Institute of Certified Public Accountants.

    LEIGH ANN IHRIG, CPA has served as our Controller and Assistant Secretary since April 1999. Ms. Ihrig joined us from Dobson Communications where she served as Assistant Controller and Financial Reporting Manager since July of 1997. Prior to joining Dobson Communications, Ms. Ihrig was a senior auditor for Ernst & Young LLP from September 1994 through July 1997, where she served both publicly and privately held companies in the telecommunications, aerospace and defense and high technology industries. She graduated from Oklahoma State University with a B.S. in Accounting in 1994. In addition, Ms. Ihrig is a member of the American Institute of Certified Public Accountants.

    JEFFREY J. MNICK has served as Senior Vice President of Sales since February 2000. Mr. Mnick joined Logix in February 1998 and has served as Director of Sales and Vice President of Sales. Before joining Logix, he was a District Sales Manager for Intermedia Communications, Inc. from October 1996 to February 1998. From March 1996 to October 1996, he served as Regional Sales Manager for Business Telecom, Inc. and from October 1994 to March 1996 he served as General Manager for MCI Direct. Mr. Mnick holds a B.S. in business administration from Wake Forest University.

    JOHN W. GRAY, JR. has served as our Vice President of Regulatory since March 1998. From July 1989 to March 1998, he served as lead counsel for the Oklahoma Corporation Commission. Currently, Mr. Gray serves on a number of national and state communications committees including the State Regulatory

Affairs Committees for Comptel and the Association of Local Telecommunications Services. He received his J.D. from the University of Tulsa College of Law and holds a Bachelor of Criminal Justice form the University of Nebraska.

    GLENN A. TAYLOR has served as Vice President of Service since March 2000. He joined Logix in June 1998 as Director of Account Consultants. Prior to joining us, Mr. Taylor worked for American Telco from August 1992 to June 1998. He held the positions of Sales Representative, Sales Support Consultant, District Sales Manager and District Service Manager. Mr. Taylor holds an associate of applied science degree from the Universal Technical Institute.

    EVERETT R. DOBSON has served as Chairman of the Board and Secretary since our formation in December 1997 and as a director and officer of Dobson Communications since 1982. He also served as our Chief Executive Officer from December 1997 until October 1999. From 1990 to 1996, he served as a director, President and Chief Operating Officer of Dobson Communications. He was elected Chairman of the Board and Chief Executive Officer of Dobson Communications in April 1996. Mr. Dobson served on the board of the Cellular Telecommunications Industry Association in 1993 and 1994. He holds a B.A. in Economics from Southwestern Oklahoma State University and currently sits on its SWOSU Foundation Board and chairs its investment committee.

    STEPHEN T. DOBSON has served as our Vice Chairman and as a director since October 1999, and has been one of our executive officers since our incorporation in 1997. He has been a director of Dobson Communications since 1990. He served as Treasurer of Dobson Communications from 1990 until September 1998, and he has served as Secretary of Dobson Communications since 1990. He has also served as General Manager and Secretary of Dobson Telephone since 1994 and 1990, respectively. He became President of Logix Communications Corporation in January 1997. He holds a B.S. in finance from the University of Central Oklahoma.

    RUSSELL L. DOBSON has served as a director of Dobson Communications since 1990 and our director since our incorporation in 1997. He was Chairman of the Board and Chief Executive Officer from 1990 to 1996. Mr. Dobson joined his father at Dobson Telephone in 1956 and became the controlling owner and Chief Executive Officer in 1975 when he purchased his father's interest. He has been active in many industry-related groups, including the Oklahoma Telephone Association, Western Rural Telephone Association and Organization for the Protection and Advancement of Small Telephone Companies.

    JUSTIN L. JASCHKE has served as a director of Dobson Communications since October 1996 and as our director since our incorporation in 1997. Mr. Jaschke has been the Chief Executive Officer and director of Verio Inc., a privately held Internet services provider based in Englewood, Colorado, since its inception in March 1996. Prior to March 1996, Mr. Jaschke served as Chief Operating Officer for Nextel Communications, Inc. following its merger with OneComm Corporation in July 1995. From May 1990 to April 1993, Mr. Jaschke served as President and Chief Executive Officer of Bay Area Cellular Telephone Company. Mr. Jaschke served as OneComm's President and a member of its Board of Directors from April 1993 until its merger with Nextel. Mr. Jaschke currently serves on the Board of Directors of Metricom, Inc., a wireless data communications provider. Mr. Jaschke has a B.S. in mathematics from the University of Puget Sound and an M.S. in management from the Massachusetts Institute of Technology Sloan School of Management.

    DANA L. SCHMALTZ has served as a director in accordance with the terms of our stockholders' agreement, dated December 23, 1998, between Dobson Communications and John W. Childs Associates and entities which he owns or controls and their co-investors. Mr. Schmaltz is a Vice President of J.W. Childs Associates, Inc. and has been at J.W. Childs Associates, Inc. since February 1997. From 1995 to 1997, Mr. Schmaltz was an associate at DLJ Merchant Banking, Inc. Mr. Schmaltz received an A.B. from Dartmouth

College in 1989. Mr. Schmaltz graduated from the Harvard Graduate School of Business Administration in 1995.

ITEM 11. EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1997, 1998 and 1999 earned by our chief executive officer and our other four most highly compensated executive officers whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                             SECURITIES UNDERLYING OPTION
                                                                                                AWARDS (# OF SHARES)(4)
                                                                                            -------------------------------
                                             ANNUAL COMPENSATION                                DOBSON
                                           ------------------------      OTHER ANNUAL       COMMUNICATIONS    1998 AND 1999
NAME AND PRINCIPAL POSITION(1)    YEAR     SALARY($)   BONUS($)(2)    COMPENSATION($)(3)         PLAN          LOGIX PLANS
------------------------------  --------   ---------   ------------   -------------------   ---------------   -------------
Everett R. Dobson(5) ........     1997       69,000     46,000                --                     --                --
  Chairman of the Board and       1998      152,160         --                --                     --                --
  Chief Executive Officer         1999      135,000         --                --                     --                --

Albert H. Pharis, Jr.(8) ....     1997           --         --                --                     --                --
  Chief Executive Officer         1998           --         --                --                106,952                --
                                  1999       69,000         --                --                     --         2,302,021

Stephen T. Dobson ...........     1997      100,000     75,000                --                     --                --
  Vice Chairman                   1998      155,200     80,000            32,400(9)                  --                --
                                  1999      200,000    180,000            77,400(9)                  --                --

William J. Hoffman, Jr.           1997       37,400     14,800(11)            --                     --                --
  (10) ......................     1998      136,100     99,500                --                 85,253         1,042,500
  Executive Vice President and    1999      160,000    138,000                --                     --           375,000
  Chief Operating Officer

Geoffrey M. Boyd (10) .......     1997           --         --                --                 85,253                --
  Executive Vice President and    1998       19,800         --                --                 69,718           210,000
  Chief Financial Officer         1999      137,000     36,000                --                     --           375,000

Darren K. Johnston (12) .....     1997           --         --                --                     --                --
  Vice President of Sales         1998       73,500    134,500                --                     --            40,000
                                  1999      124,500    106,500                --                     --            40,000


                                   ALL OTHER
NAME AND PRINCIPAL POSITION(1)  COMPENSATION($)
------------------------------  ----------------
Everett R. Dobson(5) ........        2,200(6)
  Chairman of the Board and          2,560(6)
  Chief Executive Officer                 --
Albert H. Pharis, Jr.(8) ....             --
  Chief Executive Officer                 --
                                          --
Stephen T. Dobson ...........        6,500(6)
  Vice Chairman                      4,700(6)
                                     8,400(7)
William J. Hoffman, Jr.                   --
  (10) ......................             --
  Executive Vice President and       5,500(7)
  Chief Operating Officer
Geoffrey M. Boyd (10) .......             --
  Executive Vice President and            --
  Chief Financial Officer            5,900(7)
Darren K. Johnston (12) .....             --
  Vice President of Sales                 --
                                          --

------------------------------

(1) Certain of our officers are also officers of Dobson Communications and certain of its subsidiaries.

(2) The bonus amount is reflected in the year earned, regardless of when the bonus was paid.

(3) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

(4) Key employees of ours have participated in both the Dobson Communications Plan and the Logix Plan.

(5) Everett R. Dobson is compensated by Dobson Communications, a portion of which is allocated to us. The above table only includes that portion of his annual compensation which is allocated to us. See Item 13, Certain Relationships and Related Transactions.

(6) Includes the matching contributions made by Dobson Communications to the account of the executive officer under Dobson Communications 401(k) Profit Sharing Plan.

(7) Includes the matching contributions made by us to the account of the executive officer under our 401(k) Profit Sharing Plan.

(8) Albert H. Pharis, Jr. also receives a consulting fee from Dobson Communications.

(9) Includes $16,100 and $61,700 for personal use of Dobson Communications aircraft and $16,300 $15,700, for a company-provided vehicle in 1998 and 1999, respectively.

(10) Ceased to be an officer in March 2000.

(11) Includes $10,000 received upon commencement of employment.

(12) Ceased to be an officer in February 2000.

    The Named Executive Officers listed below were granted options to purchase shares of our common stock in 1999. No stock options were exercised by the Named Executive Officers in 1999:

                             OPTION GRANTS IN 1999

                                                INDIVIDUAL GRANTS
                                             ------------------------                POTENTIAL REALIZABLE VALUE
                                              PERCENT OF                              AT ANNUAL RATES OF STOCK
                                             TOTAL OPTIONS   EXERCISE                  APPRECIATION FOR OPTION
                                  NUMBER      GRANTED TO      PRICE                            TERM(1)
                                  OPTIONS    EMPLOYEES IN      ($/      EXPIRATION   ---------------------------
NAME                              GRANTED        1999         SHARE)       DATE         5% ($)        10% ($)
----                             ---------   -------------   --------   ----------   ------------   ------------
1998 LOGIX PLAN
  William J. Hoffman, Jr.......    375,000        24.8%       $2.67       11/4/99       629,681      1,595,735
  Geoffrey M. Boyd.............    375,000        24.8%        2.67       11/4/99       629,681      1,595,735
  Darren K. Johnston...........     40,000         2.6%        2.67       11/4/99        67,166        170,212

1999 LOGIX PLAN
  Albert H. Pharis, Jr.........  2,302,021       100.0%       $2.67       11/4/09     3,865,435      9,795,772

------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

                          1999 YEAR-END OPTION VALUES

                                                                    NUMBER OF SECURITIES
                                                         ------------------------------------------
                                                             UNDERLYING        VALUE OF UNEXERCISED
                                                         UNEXERCISED OPTIONS   IN-THE-MONEY OPTIONS
                                                           AT 12/31/99 (#)       AT 12/31/99 ($)
                                                            EXERCISABLE/           EXERCISABLE/
NAME                                                      UNEXERCISABLE(1)        UNEXERCISABLE
----                                                     -------------------   --------------------
1998 LOGIX PLAN
  William J. Hoffman, Jr...............................   208,500/1,209,000    $  139,695/$558,780
  Geoffrey M. Boyd.....................................      42,000/543,000    $   28,140/$112,560
  Darren K. Johnston...................................        8,000/72,000    $     5,360/$21,440

1999 LOGIX PLAN
  Albert H. Pharis, Jr.................................         0/2,302,021                     --

DOBSON COMMUNICATIONS PLAN(2)
  Albert H. Pharis, Jr.................................       21,390/85,562    $359,870/$1,439,193
  William J. Hoffman, Jr...............................       34,101/91,192    $710,324/$1,065,496
  Geoffrey M. Boyd.....................................      48,045/106,926    $984,463/$2,099,523

------------------------

(1) The value of unexercised in-the-money options at December 31, 1999 is computed as the product of (i) stock value at December 31, 1999 less stock option exercise price and (ii) number of underlying securities at December 31, 1999.

(2) The stock value at December 31, 1999, is assumed to be $22 per share.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 1999, the members of our compensation committee were Russell L. Dobson and Dana L. Schmaltz. Russell L. Dobson previously served as Chairman of the Board and Chief Executive Officer from 1990 to 1996 and is the father of Everett and Stephen Dobson. For a description of certain transactions between Mr. Dobson and us, see Item 13. Certain Relationships and Related Transactions.

EMPLOYMENT AGREEMENTS

    Effective December 23, 1998, Albert H. Pharis, Jr. became a consultant to Dobson Communications, to assist Dobson Communications on an as-needed basis, for term of five years. Mr. Pharis received a fee of $40,000 for the first 90 days of such consulting period and an annual fee of $60,000 thereafter to be paid by Dobson Communications. In addition, Mr. Pharis received options to purchase 833 shares of the Dobson Communications Class B Common Stock at an exercise price of $665 per share. Mr. Pharis' options vests ratable over a five-year period and fully vests upon a change of control of Dobson Communications. In connection with the employment of Mr. Pharis in 1999, we agreed to provide initial compensation in the form of a combination of salary, bonus, stock options and other benefits. The terms of Mr. Pharis's employment are an initial salary of $300,000, bonus of up to 50% of his annual salary, and options to purchase an aggregate of 2,302,021 shares of our common stock pursuant to the 1999 Logix Stock Option Plan. Mr. Pharis's options vest at the rate of 20% per year for five years on each anniversary date of the grant and carry an exercise price of $2.67 per share. Mr. Pharis is also entitled to an additional option grant equal to 2% of our equity when our company attains a valuation of $500 million. In the event of a change of control within one year of employment, Mr. Pharis is guaranteed $3 million pre-tax through a combination of option exercise and cash.

    Effective March 10, 2000, Matthew L. Asmus became our Executive Vice President and Chief Operating Officer and we agreed to provide initial compensation in the form of a combination of salary, bonus, stock options and other benefits. Mr. Asmus will receive an annual salary of $180,000 and annual bonus up to 50% of his annual base salary. Mr. Asmus will also receive, pursuant to the 1998 Logix Stock Option Plan, an option to purchase an aggregate of 1,000,000 shares of our common stock over a ten year term at an exercise price of $2.67 per share, which options vest at the rate of 20% on each anniversary date of the grant. In the event of a change in control during Mr. Asmus's employment, he is guaranteed $1 million pre-tax through a combination of option exercise and cash.

    Effective March 22, 2000, Craig T. Sheetz became our Executive Vice President and Chief Financial Officer. We agreed to provide initial compensation in the form of a combination of salary, bonus, stock options and other benefits. Mr. Sheetz will receive an annual salary of $195,000 and annual bonus up to 50% of his annual base salary. Mr. Sheetz will also receive, pursuant to the 1998 Logix Stock Option Plan, an option to purchase an aggregate of 1,000,000 shares of our common stock over a ten year term at an exercise price of $2.67 per share, which options vest at the rate of 20% on each anniversary date of the grant. In the event of a change in control during Mr. Sheetz' employment, he is guaranteed $1 million pre-tax through a combination of option exercise and cash.

    During 1999 and until March 15, 2000, we had an employment agreement with William J. Hoffman, Jr., providing him with salary, bonus, stock options and other benefits. Under this agreement, in 1999 we paid Mr. Hoffman an annual salary of $160,000, an annual bonus of $138,000 and other benefits.
Mr. Hoffman's employment agreement also provided for a severance payment equal to one year's salary in the event of termination of employment of Mr. Hoffman without cause. Effective August 1, 1998, we granted to Mr. Hoffman options to purchase an aggregate of 1,042,500 shares of our common stock at an exercise price of $2.00 per share under his employment agreement. In November 1999, Mr. Hoffman was also granted options to purchase an additional 375,000 shares of our common stock at an exercise price of $2.67 per share. Mr. Hoffman ceased to be an officer in March 2000. As part of his severance arrangement we agreed to pay Mr. Hoffman a continuing annual salary of $175,000 plus 34% of this annual salary in lieu of all incentive compensation from March 15, 2000 until March 14, 2003. In addition, he will receive $50,000 in exchange for his vested stock options and certain insurance benefits through March 14, 2003.

    During 1999 and until March 21, 2000, we had an employment agreement with Geoffrey M. Boyd, under which we agreed to provide compensation in the form of a combination of salary, bonus, stock options and other benefits. Under this agreement, in 1999 we paid Mr. Boyd a salary of $137,000, a bonus of $36,000 and other benefits. In November 1998, we granted him an option to purchase up to 210,000 shares of our common stock at an exercise price of $2.00 per share under his employment agreement. In November 1999, Mr. Boyd was granted an option to purchase an additional 375,000 shares of our common stock at $2.67 per share under his employment agreement. Mr. Boyd ceased to be an officer in March 2000.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained by us from September 1, 1998, through August 31, 2008, to perform certain services for us. In exchange for Mr. Dobson's services, we will provide monthly compensation of $15,000 and insurance benefits commensurate with our employee plan. In addition, Mr. Dobson has agreed not to compete with us. During 1998, Mr. Dobson was paid $.2 million by Dobson Communications and this amount was allocated entirely to us. In 1999, we paid Mr. Dobson $.2 million.

BOARD COMMITTEES

    Our compensation committee currently consists of two members of our board of directors, Russell L. Dobson and Dana L. Schmaltz. The compensation committee reviews and evaluates the salaries, supplemental compensation and benefits of our officers, reviews general policy matters relating to compensation and benefits of our employees and makes recommendations concerning these matters to the board of directors. The compensation committee also administers our 1998 and 1999 stock option plans. Each of our directors also serves on the Board of Directors of Dobson Communications and on the Boards of Directors of various subsidiaries of Dobson Communications. Mr. Schmaltz and Mr. Russell Dobson constitute the compensation committee for Dobson Communications and its other subsidiaries, so they also participate in the deliberations concerning executive officers' compensation for Dobson Communications and its subsidiaries.

    Our audit committee currently consists of Russell L. Dobson and Dana L. Schmaltz. The audit committee reviews with our independent auditor, the scope and timing of its audit services, the auditor's report on our financial statements following completion of its audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to our board of directors for the appointment of independent auditors for the following year.

DIRECTOR COMPENSATION

    We reimburse directors for out-of-pocket expenses incurred in attending board meetings. Directors who also serve as officers or consultants do not receive additional compensation for services rendered as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information, as of March 24, 2000, concerning beneficial ownership of our Common Stock by:

    - each person known by us to beneficially own more than 5% of such stock,;

    - each of our directors and our chief executive officer and each of our other four most highly compensated executive officers; and

    - all directors, director nominees and executive officers as a group.

                                                                    COMMON STOCK
                                                              -------------------------
                                                                            PERCENT OF
                                                              NUMBER OF       TOTAL
NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES     VOTING POWER
------------------------------------                          ----------   ------------
Everett R. Dobson(1)........................................  62,526,852       87.8%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson...........................................     416,404          *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

John W. Childs(2)(3)........................................   6,351,844        8.9%
  One Federal St., 21st Floor
  Boston, MA 02110
  c/o J.W. Childs Equity Partners II, L.P.

J.W. Childs Equity Partners II, L.P.(2)(3)..................   6,351,844        8.9%
  One Federal St., 21st Floor
  Boston, MA 02110

Dana L. Schmaltz(3).........................................   6,351,844        8.9%
  One Federal St., 21st Floor
  Boston, MA 02110

Dobson Equity, LLC(4)(5)(6)(7)(8)

Albert H. Pharis, Jr.(4)....................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

William J. Hoffman, Jr.(5)..................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

Geoffrey M. Boyd(6).........................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

James R. Rutherford(7)......................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

Justin L. Jaschke(8)........................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

All directors and executive officers as a group (8
persons)....................................................  69,497,758       97.5%

------------------------

*   Less than 1%.

(1) All such shares are held by Dobson CC Limited Partnership. As the president and sole director and shareholder of RLD, Inc., the general partner of Dobson CC Limited Partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(2) Includes 278,264 shares of our common stock owned by John W. Childs. The remaining shares are owned by J.W. Childs Equity Partners II, L.P. and affiliated entities and co-investors. John W. Childs may be deemed to be the beneficial owner of the shares beneficially owned by J.W. Childs Equity Partners II, L.P. and its affiliated entities and co-investors. John W. Childs disclaims beneficial ownership of such shares. J. W. Childs Equity Partners II, L.P. may be deemed to be the beneficial owner of the shares of our common stock beneficially owned by its affiliates and co-investors, including John W. Childs. J.W. Childs Equity Partners II, L.P. disclaims ownership of such shares. In addition, each of (i) J.W. Childs Advisors II, L.P., the general partner of J.W. Childs Equity Partners II, L.P., (ii) J.W. Associates, L.P., the general partner of J.W. Childs Advisors II, L.P.,
    (iii) J.W. Associates, Inc., the general partner of J.W. Childs Associates, L.P., which is owned and controlled by John W. Childs, and (iv) Richard S. Childs, James E. Childs, Timothy J. Healy, Glenn A. Hopkins, Jerry D. Horn,
    B. Lane MacDonald, Raymond B. Rudy, Dana L. Schmaltz, Steven G. Segal, Adam
    L. Suttin, Edward D. Yun, Ed Kozlowski, Jim Murphy, Benno C. Schmidt, Mario Soussou, Samuel A. Anderson, Bob Elman and Bill Watts, as co-investors, and their respective affiliated entities that own shares of our common stock, may be deemed to beneficially own the shares of our common stock beneficially owned or deemed to be beneficially owned by J. W. Childs Equity Partners II, L.P. Each person who may be deemed to own such shares of our common stock disclaims beneficial ownership of such shares.

(3) Mr. Schmaltz owns 7,442 shares of our common stock. Mr. Schmaltz is an officer of J.W. Childs Associates, Inc. and may be deemed to beneficially own the remainder of the shares which are held by John W. Childs, J.W. Childs Equity Partners II, L.P. and its affiliated entities and co-investors. Mr. Schmaltz disclaims beneficial ownership of such shares.

(4) All such shares are held by Dobson Equity, LLC. Mr. Pharis holds a 2.7% interest in Dobson Equity, LLC and may be deemed to beneficially own the remainder of the shares which are held by Dobson Equity, LLC and its co-investors. Mr. Pharis disclaims beneficial ownership of such shares.

(5) All such shares are held by Dobson Equity, LLC. Mr. Hoffman holds a 2.1% interest in Dobson Equity, LLC and may be deemed to beneficially own the remainder of the shares which are held by Dobson Equity, LLC and its co-investors. Mr. Hoffman disclaims beneficial ownership of such shares.

(6) All such shares are held by Dobson Equity, LLC. Mr. Boyd holds a 3.9% interest in Dobson Equity, LLC and may be deemed to beneficially own the remainder of the shares which are held by Dobson Equity, LLC and its co-investors. Mr. Boyd disclaims beneficial ownership of such shares.

(7) All such shares are held by Dobson Equity, LLC. Mr. Rutherford holds a 3.9% interest in Dobson Equity, LLC and may be deemed to beneficially own the remainder of the shares which are held by Dobson Equity, LLC and its co-investors. Mr. Rutherford disclaims beneficial ownership of such shares.

(8) All such shares are held by Dobson Equity, LLC. Mr. Jaschke holds a 2.7% interest in Dobson Equity, LLC and may be deemed to beneficially own the remainder of the shares which are held by Dobson Equity, LLC and its co-investors. Mr. Jaschke disclaims beneficial ownership of such shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    We have adopted a policy requiring that any material transaction between us and persons or entities affiliated with officers, directors, or principal stockholders of Dobson Communications be on terms no less favorable to us than reasonably could have been obtained in an arm's length transaction with independent third parties. Any other matters involving potential conflicts of interests are to be resolved on a case-by-case basis.

    During the year ended December 31, 1999, we shared with Dobson Communications the usage of Dobson Communications' owned and leased planes and the services of Everett R. Dobson, at a cost to us of $.7 million.

    We carry telephone traffic, provide long-haul fiber transport services and provide network monitoring for affiliated companies of Dobson Communications. These services amounted to $2.8 million in 1999.

    For the tax periods through the year ended December 31, 1999, we were a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. As a member of the affiliated group with Dobson Communications, we will join with Dobson Communications and its other subsidiaries in filing a consolidated federal income tax return. Under the tax sharing agreement, each subsidiary's contribution toward the group's consolidated federal income tax liability is determined as if such party were at all times a separate taxpayer not included in the group. Based on this determination of separate tax liability, each subsidiary pays to Dobson Communications an amount in lieu of taxes equal to the amount the subsidiary would be obligated to pay if it filed returns as a separate taxpayer. If, but only to the extent that, the group realizes a tax benefit for any taxable year as a result of the inclusion of a subsidiary's tax items in the determination of tax liability of the group, Dobson Communications will pay to the subsidiary an amount equal to such tax benefits realized. In connection with the distribution of our stock, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement.

    Subsequent to December 31, 1998, intercompany activities with Dobson Communications and its subsidiaries consisted of normal operating transactions. As a result of various intercompany activities, including the tax sharing agreement, we had receivables from Dobson Communications and its subsidiaries totaling $1.2 million at December 31, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) The following financial statements of Logix Communications Enterprises, Inc. are included in Item 8:


              Consolidated Balance Sheets as of December 31, 1998 and
                1999.
              Consolidated Statements of Operations for the years ended
                December 31, 1997, 1998 and 1999.
              Consolidated Statements of Stockholders' Equity (Deficit)
                for the years ended December 31, 1997, 1998 and 1999.
              Consolidated Statements of Cash Flows for the years ended
                December 31, 1997, 1998 and 1999.
              Notes to Consolidated Financial Statements.

  (2)  Schedule of Valuation Allowance Accounts

    All other schedules have been omitted since the required information is not present, or not presence in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of

Logix Communications Enterprises, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Logix Communications Enterprises, Inc. and subsidiaries included in the Form 10-K and have issued our report thereon dated March 30, 2000. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 66 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 30, 2000

                                  SCHEDULE II

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1997, 1998 AND 1999

                                                     BALANCE AT   CHARGED TO
                                                     BEGINNING    COSTS AND                 BALANCE AT
                                                      OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
                                                     ----------   ----------   ----------   -----------
($ in thousands)
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
1997...............................................       13            24           21           16
1998...............................................      333(1)        670          339          664
1999...............................................      664         4,757        4,167        1,254

------------------------

(1) Balance includes $.3 million related to the acquisition of American Telco as of June 15, 1998.

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

                               INDEX TO EXHIBITS

       EXHIBIT                                                                        METHOD OF
       NUMBERS                                  DESCRIPTION                           FILING
---------------------   ------------------------------------------------------------  -----------
        3.1             Registrant's Amended and Restated Certificate of
                          Incorporation, as amended.................................  (1)[3.1]

        3.2             Registrant's By-laws, as amended............................  (1)[3.2]

        4.1             Telephone Loan Contract dated as of November 7, 1958 between
                          Dobson Telephone Company, Inc. and United States of
                          America...................................................  (2)[4.2]

        4.2             Telephone Loan Contract dated as of March 19, 1956 between
                          McLoud Telephone Company and United States of America.....  (2)[4.3]

        4.3             Telephone Loan Contract dated as of January 15, 1993 between
                          Dobson Telephone Company, Inc., Rural Telephone Bank and
                          United States of America..................................  (2)[4.4]

        4.4             Restated Mortgage, Security Agreement and Financing
                          Statement dated as of May 15, 1993 between Dobson
                          Telephone Company and United States of America............  (2)[4.5]

        4.5             Indenture dated as of June 12, 1998 between the Registrant, as Issuer, and United States Trust Company of New York, as
                          Trustee...................................................  (1)[4.5]

        4.6             Escrow and Security Agreement dated June 12, 1998 among the
                          Registrant as Pledgor, and Morgan Stanley & Co.
                          Incorporated, Montgomery Securities LLC as Placement
                          Agents, and United States Trust Company of New York, as
                          Trustee...................................................  (1)[4.6]

        4.7             Registration Rights Agreement dated June 12, 1998 between
                          the Registrant and Morgan Stanley & Co. Incorporated, and
                          NationsBanc Montgomery Securities LLC.....................  (1)[4.7]

        4.8             Amended and Restated Revolving Credit Agreement dated
                          September 13, 1999, between Registrant and Agents and
                          Lenders...................................................  (6)

       10.1             Stock Purchase Agreement, dated as of March 26, 1998,
                          between the shareholders of American Telco Inc. and
                          American Telco Network Services, Inc. and the
                          Registrant................................................  (3)[2.1]

       10.2             First Amendment to Stock Purchase Agreement among American
                          Telco Inc. and American Telco Network Services, Inc. and
                          the Registrant............................................  (3)[2.2]

       10.3*            Letter dated September 16, 1997 from Registrant to William
                          J. Hoffman, Jr., describing employment arrangement........  (4)[10.3.4]

       10.3.1           Letter dated March 15, 2000, from the Registrant to
                          William J. Hoffman, Jr. describing severance agreement.     (6)

       10.4*            Letter dated October 22, 1998, from the Registrant to
                          Geoffrey M. Boyd describing employment arrangement........  (5)[10.5]

       10.5*            Letter dated September 28, 1999, from the Registrant to
                          Albert H. Pharis, Jr. describing employment arrangement     (6)

       10.6*            Letter dated March 22, 2000, from the Registrant to Craig T.
                          Sheetz describing employment arrangement                    (6)

       10.7*            Letter dated March 10, 2000, from the Registrant to Matthew
                          L. Asmus describing employment arrangement                  (6)

       10.8*            Registrant's 1998 Stock Option Plan.........................  (1)[10.4]

       EXHIBIT                                                                        METHOD OF
       NUMBERS                                  DESCRIPTION                           FILING
---------------------   ------------------------------------------------------------  -----------
       10.9*            Registrant's 1999 Stock Option Plan.........................  (6)

       10.10            Master Purchase Agreement dated June 30, 1998, entered into by the Registrant and Norther Telecom, Inc................  (6)

       10.11            Carrier Service Agreement dated June 30, 1998, between the
                          Registrant and WorldCom Network Services, Inc.............  (6)

       10.11.1          First Amendement to the Carrier Service Agreement dated
                          November 30, 1998, between the Registrant and WorldCom
                          Network Services, Inc.....................................  (6)

       10.11.2          Second Amendment to the Carrier Service Agreement dated
                          September 20, 1999, between the Registrant and WorldCom
                          Network Services, Inc.....................................  (6)

       10.11.3          Third Amendment to the Carrier Service Agreement dated
                          November 18, 1999, between the Registrant and WorldCom
                          Network Services, Inc.....................................  (6)

       10.11.4          Fourth Amendment to the Carrier Service Agreement dated
                          December 21, 1999, between the Registrant and WorldCom
                          Network Services, Inc.....................................  (6)

       10.12            Switched Services Agreement dated May 28, 1998, between the
                          Registrant and Sprint Communications Company L.P..........  (6)

       10.12.1          First Amendment to the Switched Services Agreement dated
                          January 3, 2000, between the Registrant and Sprint
                          Communications Company L.P................................  (6)

       10.13            Master Support Agreement dated June 30, 1998, between the
                          Registrant and ACE*COMM...................................  (6)

       11               Statement re computation of per share earnings..............  (6)

       21               Subsidiaries................................................  (5)[21]

       27               1999 Financial Data Schedule................................  (6)

------------------------

(1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-58693), as the exhibit number indicated in brackets, and incorporated herein by reference;

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

(4) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998, of Dobson Communications Corporation, the Registrant's parent, as the exhibit number indicated in brackets, and incorporated herein by reference;

(5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

(6) Filed herewith.

*   Management contract or compensatory plan or arrangement.

(b) Form 8-K filings

    The Company filed a Current Report on Form 8-K during the quarter ended December 31, 1999, which reported that Albert H. Pharis, Jr. had been named Chief Executive Officer under Item 5. Other Events. The date of the report was November 10, 1999.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 30th day of March, 2000.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                                       By:          /s/ ALBERT H. PHARIS, JR.
                                                            -----------------------------------------
                                                                      Albert H. Pharis, Jr.
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on the 30th day of March, 2000.

                    NAME                                               TITLE
                    ----                                               -----
          /s/ ALBERT H. PHARIS, JR.
    ------------------------------------       Chief Executive Officer and Director
            Albert H. Pharis, Jr.

             /s/ CRAIG T. SHEETZ
    ------------------------------------       Executive Vice President and Chief Financial Offficer
               Craig T. Sheetz                   (Principal Financial Officer)

             /s/ LEIGH ANN IHRIG
    ------------------------------------       Controller and Assistant Secretary
               Leigh Ann Ihrig                   (Principal Accounting Officer)

            /s/ EVERETT R. DOBSON
    ------------------------------------       Chairman of the Board and Director
              Everett R. Dobson

            /s/ STEPHEN T. DOBSON
    ------------------------------------       Vice Chairman and Director
              Stephen T. Dobson

            /s/ RUSSELL L. DOBSON
    ------------------------------------       Director
              Russell L. Dobson

            /s/ JUSTIN L. JASCHKE
    ------------------------------------       Director
              Justin L. Jaschke

            /s/ DANA L. SCHMALTZ
    ------------------------------------       Director
              Dana L. Schmaltz