Form 10-Q
period 2000-03-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2000-05-10
CIK 1065458

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

(MARK ONE)

   /X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                     73-1533356
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

             3555 NW 58TH,                                    73112
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

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of May 5, 2000, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding, of which 1,752,242 shares were beneficially owned by persons not affiliated with the registrant. There is no established market value for the registrant's Class A Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                PART I. FINANCIAL INFORMATION

     1                  Condensed Consolidated Financial Statements (Unaudited):....      3

                        Condensed Consolidated Balance Sheets as of March 31, 2000
                          and December 31, 1999.....................................      3

                        Condensed Consolidated Statements of Operations for the
                          Three Months Ended March 31, 2000 and 1999................      4

                        Condensed Consolidated Statements of Cash Flows for the
                          Three Months Ended March 31, 2000 and 1999................      5

                        Notes to Condensed Consolidated Financial Statements........      6

     2                  Management's Discussion and Analysis of Financial Condition
                          and Results of
                          Operations................................................     13

     3                  Quantitative and Qualitative Disclosure About Market Risk...     19

                                  PART II. OTHER INFORMATION

     1                  Legal Proceedings...........................................     20

     2                  Changes in Securities and Use of Proceeds...................     20

     3                  Defaults Upon Senior Securities.............................     20

     4                  Submission of Matters to a Vote of Security Holders.........     20

     5                  Other Information...........................................     20

     6                  Exhibits and Reports on Form 8-K............................     20

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)
                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2000          1999
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  11,990     $     672
  Restricted cash and investments...........................     40,971        40,079
  Accounts receivable, net..................................     17,359        21,792
  Receivables--affiliates...................................        999         1,376
  Prepaid expenses..........................................      1,189         3,269
  Other current assets......................................      1,576         1,581
                                                              ---------     ---------
    Total current assets....................................     74,084        68,769
                                                              ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, net..........................    120,115       121,136
                                                              ---------     ---------
OTHER ASSETS:
  Restricted cash and investments...........................     21,005        21,062
  Goodwill, net.............................................    119,063       121,279
  Deferred financing costs, net.............................     11,449        13,345
  Excess of cost over original cost of assets acquired,
    net.....................................................      2,463         2,486
  Investment in unconsolidated partnership and other........      2,023         1,885
  Other intangibles, net....................................      4,408         4,698
                                                              ---------     ---------
    Total other assets......................................    160,411       164,756
                                                              ---------     ---------
    Total assets............................................  $ 354,610     $ 354,661
                                                              =========     =========
                        LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $  13,735     $  23,776
  Accrued expenses..........................................     22,255         9,086
  Deferred revenue and customer deposits....................      2,340         2,346
  Current portion of long-term debt.........................      1,207         1,404
                                                              ---------     ---------
    Total current liabilities...............................     39,537        36,612
                                                              ---------     ---------
LONG-TERM DEBT, net of current portion......................    383,731       438,330
INVESTMENT TAX CREDITS......................................         97            99
COMMITMENTS (Note 5)
SENIOR EXCHANGEABLE PREFERRED STOCK.........................     90,000            --
STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 2000 and 1999........................................        713           713
  Paid-in capital...........................................     11,448        11,448
  Retained deficit..........................................   (170,916)     (132,541)
                                                              ---------     ---------
    Total stockholder's deficit.............................   (158,755)     (120,380)
                                                              ---------     ---------
Total liabilities and stockholder's deficit.................  $ 354,610     $ 354,661
                                                              =========     =========

   The accompanying notes are an integral part of these consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                 THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              -------------------------
                                                                 2000          1999
                                                              -----------   -----------
REVENUE.....................................................  $    27,014   $    28,554
OPERATING EXPENSES:
  Cost of service...........................................       24,857        20,295
  Selling, general and administrative.......................       15,676        13,299
  Severance costs...........................................        2,579            --
  Depreciation and amortization.............................        6,221         4,538
                                                              -----------   -----------
    Total operating expenses................................       49,333        38,132
                                                              -----------   -----------
OPERATING LOSS..............................................      (22,319)       (9,578)
                                                              -----------   -----------
OTHER INCOME (EXPENSES):
  Interest income...........................................          978         1,776
  Interest expense..........................................      (14,508)      (11,681)
  Other.....................................................            4            42
                                                              -----------   -----------
    Total other expenses....................................      (13,526)       (9,863)
                                                              -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM..............................      (35,845)      (19,441)
                                                              -----------   -----------
EXTRAORDINARY ITEM (Note 2).................................       (2,533)           --
                                                              -----------   -----------
NET LOSS....................................................  $   (38,378)  $   (19,441)
                                                              -----------   -----------
BASIC NET LOSS PER SHARE:
  Before extraordinary item.................................  $      (.50)  $      (.27)
  Extraordinary item........................................         (.04)           --
                                                              -----------   -----------
BASIC NET LOSS PER SHARE....................................  $      (.54)  $      (.27)
                                                              ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............   71,250,000    71,250,000
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                              ----------------------
                                                                2000          1999
                                                              --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(38,378)     $(19,441)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     6,221         4,538
    Amortization of bond premium and financing costs........       382           515
    Deferred investment tax credits.........................        (2)           (2)
    Equity in income of unconsolidated partnership..........        (1)          (46)
    Extraordinary loss on financing costs...................     2,533            --
  Changes in current assets and liabilities--
    Accounts receivable.....................................     4,433        (1,466)
    Prepaid expenses........................................     2,080           126
    Other current assets....................................         5          (554)
    Accounts payable........................................   (10,041)       (9,318)
    Accrued expenses........................................    13,169        10,207
    Deferred revenue and customer deposits..................        (6)          (23)
                                                              --------      --------
      Net cash used in operating activities.................   (19,605)      (15,464)
                                                              --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (2,523)       (9,893)
  Purchase of other assets..................................      (145)          (37)
  Decrease in receivable--affiliates........................       377         4,208
  Investment in unconsolidated partnership and other........      (137)          171
                                                              --------      --------
      Net cash used in investing activities.................    (2,428)       (5,551)
                                                              --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    45,000            --
  Repayments of long-term debt..............................   (49,796)         (365)
  Sale of senior exchangeable preferred stock...............    40,000            --
  Interest on restricted investments........................      (892)       (1,275)
  Deferred financing costs..................................      (961)          (18)
                                                              --------      --------
      Net cash provided by (used in) financing activities...    33,351        (1,658)
                                                              --------      --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........    11,318       (22,673)
CASH AND CASH EQUIVALENTS, beginning of period..............       672        31,675
                                                              --------      --------
CASH AND CASH EQUIVALENTS, end of period....................  $ 11,990      $  9,002
                                                              ========      ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  2,190      $    961

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 2000

                                  (UNAUDITED)

1.  ORGANIZATION:

    Logix Communications Enterprises, Inc. (the "Company" or "Logix") was incorporated as an Oklahoma corporation under the name Dobson Wireline Company in December 1997, as part of a reorganization by its former parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. On
January 24, 2000, Dobson Communications distributed Logix's stock to certain Dobson Communications' shareholders.

    Logix is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: integrated communications provider ("ICP") operations and incumbent local exchange carrier ("ILEC") operations. The Company has operations in Oklahoma, Texas, Missouri and Arkansas.

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation ("LCC"). The Company's ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services, long-haul transport services and customer premise equipment. The Company currently provides these services primarily to customers in markets in Arkansas, Colorado, Missouri, Oklahoma and Texas. As of March 31, 2000, the Company's ICP operations served 57,355 access lines equivalents compared to 43,583 access lines equivalents as of March 31, 1999. The increase was mainly due to the Company's internal growth and expansion into seven additional cities in Texas, Missouri and Arkansas. The Company recently re-evaluated the methodology utilized in reporting access line equivalents, and as a result, restated the access line equivalents previously reported.

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is Dobson Fiber/FORTE of Colorado, Inc.

    LCC's operations are affected by the competitive environment in which LCC operates. LCC's performance will further be affected by its ability to lease adequate trunking capacity from ILECs or other ICPs, complete the integration of its operations support systems and other back office systems, develop a sufficient customer base, and attract, retain, and motivate qualified personnel. LCC's networks and telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have an adverse effect upon LCC. Although management believes that LCC will be able to successfully mitigate these risks, there is no assurance that LCC will be able to do so or that LCC will operate profitably in the near future. Expenses are expected to exceed revenues in each location in which LCC offers service until a sufficiently large customer base is established to generate substantial additional revenues.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

1.  ORGANIZATION: (CONTINUED)
ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 31.7% and 29.6% of the Company's revenue from its ILEC operations for the three months ended March 31, 2000 and 1999, respectively, was from these two sources. The Company's ILEC operations served 13,916 access lines as of March 31, 2000 and 13,588 access lines as of March 31, 1999.

CAPITAL RESOURCES AND GROWTH

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

    The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 Logix Communications Enterprises, Inc. Annual Report on Form 10-K. Reference is made herein to the "Notes to Consolidated Financial Statements" under Item 8 of the 1999 Form 10-K for additional disclosure.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

1.  ORGANIZATION: (CONTINUED)
SEVERANCE COSTS

    As a result of the changes in executive officers and a reduction in force, the Company incurred approximately $2.6 million in severance costs for the quarter ending March 31, 2000.

RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1999 balances to conform them to the 2000 presentation.

2.  LONG-TERM DEBT:

    The Company's long-term debt consisted of the following:

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
                                                            ($ IN THOUSANDS)
Senior Notes..........................................  $350,000      $350,000
Mortgage notes payable................................    34,938        35,234
DCCLP Credit Facility.................................        --         5,000
Senior Credit Facility................................        --        49,500
                                                        --------      --------
  Total debt..........................................   384,938       439,734
Less--Current maturities..............................     1,207         1,404
                                                        --------      --------
  Total long-term debt................................  $383,731      $438,330
                                                        ========      ========

DCCLP CREDIT FACILITY

    In December 1999, the Company closed on a $20 million unsecured credit facility with DCCLP, ("DCCLP Credit Facility"). The DCCLP Credit Facility was structured as 12.25% zero coupon debt increasing by 1% after three months after the issuance date and at the end of each subsequent three month period until the rate cap reached 20%. On March 16, 2000, the Company increased its amount outstanding on the DCCLP Credit Facility from $20 million to $50 million. Of the additional $30 million in proceeds, $10 million was utilized to pay down the Senior Credit Facility and the remaining availability was utilized to fund operations. On March 30, 2000, the DCCLP Credit Facility was converted to senior exchangeable preferred stock. (See Note 3.)

SENIOR CREDIT FACILITY

    On April 8, 1999, LCC closed on a $75 million revolving credit facility ("Senior Credit Facility"). Borrowings under the Senior Credit Facility were secured by all current and future assets of LCC. Interest on borrowings under the Senior Credit Facility accrued at variable rates. The total commitment was to be fully reduced by March 31, 2005. Upon closing the Senior Credit Facility, the Company had availability of $30 million. On September 13, 1999, the Senior Credit Facility was amended and restated to increase the availability
$20 million for a total commitment of $50 million. During the first quarter of 2000, the Senior

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

2.  LONG-TERM DEBT: (CONTINUED)
Credit Facility was fully repaid with proceeds from the DCCLP Credit Facility and issuance of senior exchangeable preferred stock. (See Note 3.) Deferred financing costs previously capitalized relating to the Senior Credit Facility were written-off as an extraordinary item in the first quarter 2000.

3.  SENIOR EXCHANGEABLE PREFERRED STOCK

    On March 30, 2000, the Company issued to DCCLP 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 for $1,000 per share ("Preferred Stock"). The net proceeds from the sale of the Preferred Stock were used to retire the Senior Credit Facility. The $50 million outstanding under the DCCLP Credit Facility was converted to Preferred Stock, and for cash flow purposes is a non-cash financing activity. Logix recognized a pretax loss of $2.5 million as a result of writing off previously capitalized financing costs associated with the Senior Credit Facility. Holders of the Preferred Stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. Additionally, the Preferred Stock is redeemable at the Company's option. Holders of the Preferred Stock have no voting rights.

4.  REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ICP and ILEC. These segments are strategic business units that offer different products and services. These segments are managed separately because the ICP segment is a competitive communications provider and the ILEC segment is a regulated public utility. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, which is defined by the Company as earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extrarodinary items. The Company accounts for intersegment sales and transfers as if the sales or transfers were arm's length transactions with third parties at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to both segments.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

4.  REPORT OF BUSINESS SEGMENTS: (CONTINUED)
The segments do not have significant non-cash items other than depreciation and amortization. A summary of the Company's operations by segment is as follows:

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 2000
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 23,696    $3,318    $ 27,014
    Intersegment................................     1,139        --       1,139
    Intersegment revenue(1).....................        --        --      (1,139)
                                                  --------    ------    --------
      Total operating revenue...................  $ 24,835    $3,318    $ 27,014
                                                  --------    ------    --------
Adjusted EBITDA(2)..............................  $(17,629)   $1,531    $(16,098)
Depreciation and amortization...................    (5,476)     (745)     (6,221)
Interest expense, net(3)........................   (13,085)     (445)    (13,530)
Other income (expense), net.....................         4        --           4
                                                  --------    ------    --------
    Income (loss) before extraordinary items....  $(36,186)   $  341    $(35,845)
                                                  ========    ======    ========

                                                        THREE MONTHS ENDED
                                                          MARCH 31, 1999
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 24,552    $4,002    $ 28,554
    Intersegment................................       912        --         912
    Intersegment revenue(1).....................        --        --        (912)
                                                  --------    ------    --------
      Total operating revenue...................  $ 25,464    $4,002    $ 28,554
                                                  --------    ------    --------
  Adjusted EBITDA(2)............................  $ (7,940)   $2,900    $ (5,040)
  Depreciation and amortization.................    (3,820)     (718)     (4,538)
  Interest expense, net(3)......................    (9,462)     (443)     (9,905)
  Other income (expense), net...................        42        --          42
                                                  --------    ------    --------
      Income (loss) extraordinary items.........  $(21,180)   $1,739    $(19,441)
                                                  ========    ======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

4.  REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                        MARCH 31,   DECEMBER 31,
                                                          2000          1999
                                                        ---------   ------------
INVESTMENT INFORMATION:
  Segment assets--
    ICP...............................................  $300,331      $300,846
    ILEC..............................................    56,429        55,965
    Intersegment receivables(1).......................    (2,150)       (2,150)
                                                        --------      --------
      Total segment assets............................  $354,610      $354,661
                                                        ========      ========
OTHER INFORMATION:
  Capital expenditures--
    ICP...............................................  $  2,113      $ 36,037
    ILEC..............................................       410        11,389
                                                        --------      --------
      Total capital expenditures......................  $  2,523      $ 47,426
                                                        ========      ========

------------------------

1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

2) Adjusted EBITDA, which is defined by the Company as earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items.

3) Included in interest expense is amortization expense of deferred financing costs.

5.  COMMITMENTS:

    In May 1998, the Company entered into a three year carrier service agreement with Sprint for long distance capacity which provided for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In January 2000, the Company amended its agreement to reduce its total minimum commitment to $7.4 million. Of this commitment, $2.9 million remained at March 31, 2000.

    In June 1998, the Company entered into an agreement with MCI WorldCom to lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. In December 1999, the Company amended the agreement to reduce its minimum monthly commitment from $.5 million to $.4 million and its total minimum commitment to $15.6 million, effective in January 2000 through the end of the agreement. Of this commitment, it is estimated that less than $6.0 million remains as of March 31, 2000.

    On June 30, 1998, the Company agreed to purchase $25.2 million of switching equipment from Nortel Networks Corporation ("Nortel") prior to June 30, 2000 for its ICP operations. On March 29, 2000, Nortel agreed to release the Company from any and all future obligations under this commitment.

    Also on June 30, 1998, the Company agreed to purchase $13.7 million of customer support services from ACE*COMM over a 60 month period ending in July 2003. In October 1999, the Company and ACE*COMM amended the contract, and the Company agreed to pay $1.5 million for software maintenance costs over a three year period, and $1 million for software product enhancements over a one year

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 MARCH 31, 2000

                                  (UNAUDITED)

5.  COMMITMENTS: (CONTINUED)
period, for a total commitment of $2.5 million. Of this commitment, $2.0 million remained at March 31, 2000.

    On January 24, 2000, Dobson Communications distributed the stock of Logix to the holders of its old Class A Common Stock and Class D Preferred Stock. Dobson Communications executed an agreement with DCCLP under which DCCLP agreed not to take any action which may result in Dobson Communications recognizing taxable income because of the Logix spin-off unless DCCLP causes Logix to execute an agreement to indemnify Dobson Communications for any income tax, together with any penalties or interest thereon, incurred by Dobson Communications solely attributable to the distribution of Logix stock and arising as a result of the actions of the Logix shareholders. In connection with the distribution, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement. However, Logix does not expect any tax settlement to be material to the results of operations.

6.  EMPLOYEE BENEFIT PLAN:

    Effective January 1, 2000, Logix created a 401(k) plan ("Logix 401(k) Plan") to replace the Dobson 401(k) Plan. The Logix employees' assets from the Dobson 401(k) Plan were transferred to the Logix 401(k) Plan. The Logix 401(k) Plan has the same terms and conditions as the Dobson 401(k) Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents factors we believe are relevant to an assessment and understanding of our consolidated financial position and results of operation. This financial and business analysis should be read in conjunction with our consolidated financial statements and notes thereto in Item 1.

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma Corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield, Tulsa, and in other cities in Oklahoma and Texas. We are a "one-stop" provider of integrated communications services with a core suite of voice and data communications services including local, long distance, long-haul transport, enhanced data, high speed Internet access and customer premise equipment. We are continually evaluating additional products and services to add to our offerings. For the three months ended March 31, 2000, we provided our services to over 43,000 local and long distance customers, had 71,271 revenue-producing access lines equivalents and generated revenues of $27.0 million. On June 15, 1998, we acquired American Telco for $131.5 million. American Telco is included in our operations from the date of its acquisition.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services, long-haul transport services and customer premise equipment. As of March 31, 2000, our ICP operations had 57,355 revenue-producing access lines equivalents compared to 43,583 access lines equivalents as of March 31, 1999. During the quarter, we modified our definition of an access line equivalent, or ALE, to be a revenue producing end user. As a result, of this change, we reduced our ALE count by 9,131 to 71,271 and restated the number of ALE's in prior periods. Excluding the one-time adjustment, the increase in lines was mainly due to our growth and expansion into seven additional cities in Texas, Missouri and Arkansas. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Oklahoma and Texas.

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

    Current industry statistics demonstrate that there is a significant turnover of customers within our industry. We believe that the turnover is especially high when customers are buying resold services or only long distance services. We believe that by offering an integrated package of telecommunications and data services, and by providing superior customer care, we will be able to enhance our customer retention rate.

    Our facilities-based customers provide higher gross margins than do our resale customers. Beginning in December 1998, we initiated a plan to focus on providing only facilities-based services. In March 1999, as part of this strategy, we increased the rates for all resale services to equal those charged by the Regional Bell Operating Companies, or RBOCs. As a result, some of our resale customers terminated our services. In July 1999, we began converting our resale customers to our unbundled network element platform, or

UNE-P facilities-based services. We expect to maintain a base of resale customers for the foreseeable future due to some product offerings that are available via resale but are not available (or are prohibitively costly to offer) via facilities-based service. The table below sets forth the historical composition, including the one-time adjustment, of access lines between resale and facilities-based and the recent additions for both resale and facilities-based lines:

                                                               FOR THE THREE
                                                               MONTHS ENDED
                                                           ---------------------
                                                           MARCH 31,   MARCH 31,
                                                             2000        1999
                                                           ---------   ---------
ACCESS LINES
  Facilities-Based.......................................   42,124      11,314
  Resale.................................................   15,231      32,269
                                                            ------      ------
    TOTAL ACCESS LINES...................................   57,355      43,583
                                                            ======      ======
NET ADDITIONS
  Facilities-Based.......................................    1,754       4,488
  Resale.................................................   (1,776)        253
                                                            ------      ------
    TOTAL NET ADDITIONS TO ACCESS LINES..................      (22)      4,741
                                                            ======      ======
PERCENTAGE OF NET ADDITIONS
  Facilities-Based.......................................    100.0%       94.6%
  Resale.................................................       --         5.4%

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. As of March 31, 2000, our ILEC operations served 13,916 access lines compared to 13,588 access lines as of March 31, 1999.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                               THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            -------------------------
                                                              2000             1999
                                                            --------         --------
                                                                 ($ IN MILLIONS)
Support revenue...........................................   $ 1.1            $ 1.2
Percentage of incumbent local exchange carrier revenue....    31.7%            29.6%

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

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel and network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with additional incentives for multiple service offerings and long-term contracts. We also pay commissions to independent sales agents for generating new sales and ongoing sales to existing customers. As our customer base grows, and if we expand into new geographic markets, add new sales offices and facilities and enlarge our current product offerings, the cost of service and SG&A would be expected to increase. As we grow, over time we expect SG&A to decrease as a percentage of our revenues.

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our acquisition of American Telco.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31,
     1999

    REVENUE. For the three months ended March 31, 2000, total revenue decreased $1.6 million, or 5.4%, to $27.0 million from $28.6 million in 1999. The following table sets forth the components of our revenue for the three months ended March 31:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $23,696    $24,552
ILEC......................................................    3,318      4,002
                                                            -------    -------
                                                            $27,014    $28,554
                                                            =======    =======

    ICP. Our ICP revenue decreased $.9 million, or 3.5%, to $23.7 million for the three months ended March 31, 2000, from $24.6 million for 1999. Although we experienced increased equipment sales, increased sales by our fiber operations and facilities-based access line growth, excluding the one-time adjustment, additional customer credits and price deterioration of long distance charges were the primary factors relating to the decrease in revenue. ICP revenue also includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. Our ILEC revenue decreased $.7 million, or 17.1%, to $3.3 million for the three months ended March 31, 2000, compared to $4.0 million for the three months ended March 31, 1999. The decrease in revenue primarily related to a carrier access billing re-rate retroactively applied in the first quarter of 2000. Access lines were 13,916 as of March 31, 2000 compared to 13,588 as of March 31, 1999.

    COST OF SERVICE. For the three months ended March 31, 2000, our total cost of service increased $4.6 million, or 22.5%, to $24.9 million from $20.3 million in the comparable period of 1999. These costs consisted primarily of wholesale charges from third party service providers relating to our ICP segment. Wholesale cost increases were due to increases in fixed network charges. The following table sets forth the components of the Company's cost of service for the three months ended March 31:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $24,278    $20,085
ILEC......................................................      579        210
                                                            -------    -------
  Total...................................................  $24,857    $20,295
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2000, our SG&A costs increased $2.4 million, or 17.9%, to $15.7 million compared to $13.3 million for the three months ended March 31, 1999. The increase was primarily related to increased reserves for uncollectible accounts of $2.6 million. Excluding this item, SG&A decreased slightly from quarter to quarter.

    SEVERANCE COSTS.  During the first quarter of 2000, we incurred
$2.6 million of severance costs as a result of changes in executive officers and a reduction in force within the Company.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
March 31, 2000, depreciation and amortization expense increased $1.7 million, or 37.1%, to $6.2 million from $4.5 million for the same period of 1999. Our ICP segment's depreciation and amortization expense increased $1.7 million, to $5.5 million from $3.8 million. This increase is primarily a result of depreciation and amortization on assets purchased during the year and assets acquired, including goodwill, in our acquisition of American Telco. Our ILEC segment's depreciation remained consistent from period to period at $.7 million for the three months ended
March 31, 2000 and 1999.

    INTEREST INCOME. Interest income decreased $.8 million, or 44.9%, to $1.0 million for the three months ended March 31, 2000, from $1.8 million for the same period in 1999. Decreased interest income was a result of a decrease of funds held in escrow from the issuance of our 12.25% senior notes due 2008.

    INTEREST EXPENSE. Interest expense for the three months ended March 31, 2000 increased $2.8 million, to $14.5 million from $11.7 million for the three months ended March 31, 1999. The ICP segment's interest expense increased
$2.9 million, or 25.2%, to $14.1 million in 2000, from $11.2 million in 1999. The increase related to increased interest expense as a result of our $50 million senior credit facility established in April 1999. The senior credit facility was fully repaid on March 30, 2000. The ILEC segment's interest expense remained consistent from period to period at $.4 million for the three months ended March 31, 2000 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital to successfully implement our business plan. We have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We expect negative cash flows and loss before income taxes and extraordinary items to continue at least through the fiscal year of 2000 and to continue as we expand our ICP operations. In addition, our ILEC segment receives support revenue from federal and state agencies that accounted for approximately 31.7% and 29.6% of our ILEC revenue for the three months ended March 31, 2000 and 1999, respectively.

NET CASH FLOW

    Our net cash used in operating activities was $19.6 million and $15.5 million for the three months ended March 31, 2000 and 1999, respectively.

    Our net cash used in investing activities was $2.4 million and $5.6 million for the three months ended March 31, 2000 and 1999, respectively. Investing activities for the first quarter of 2000 primarily related to capital expenditures. During 1999, our first quarter investing activities primarily related to capital expenditures offset by a decrease in affiliate receivables.

    Our net cash provided by (used in) financing activities was $33.4 million and $(1.7) million for the three months ended March 31, 2000 and 1999, respectively. During 2000, our first quarter financing activities related to the increase in the DCCLP credit facility and issuance of preferred stock (see Capital Resources). This increase was offset by the repayment of the $50 million senior credit facility. The net cash used in financing activities during the first quarter of 1999 primarily resulted from interest earned on the restricted investments purchased to finance the Senior Note offering and repayments of long-term debt.

CAPITAL RESOURCES

    On March 30, 2000, we issued to DCCLP 90,000 shares of 15% Class A Preferred Stock manditorily redeemable in 2010 for $1,000 per share. The net proceeds from the sale of the preferred stock were used to repay the senior credit facility. The $50 million outstanding under the DCCLP credit facility was converted to preferred stock. We recognized a pretax loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with the senior credit facility. This appears as an extraordinary item in the statement of operations. Holders of the preferred stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and junior to the senior notes. The preferred stock is redeemable at our option at any time and must be redeemed by April 1, 2010. Holders of the preferred stock have no voting rights.

    We have outstanding $350 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning December 15, 1999. The senior note indenture contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of March 31, 2000, we were in compliance with our restrictive covenants. Of the net proceeds from the sale of these notes, we used $122 million to purchase securities we have pledged to secure the first six semi-annual interest payments on these notes. The restricted cash and investment balance at March 31, 2000, relating to these purchased securities was $62.0 million

    The ILEC has funded its operations through several RUS/RTB loans with various origination dates. The RUS/RTB existing loans have scheduled maturities between 2000 and 2028. In October 1998, RUS/ RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of March 31, 2000, we had borrowed $8.7 million under this additional facility. Under the RUS/RTB facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of March 31, 2000, we were in compliance with our financial covenants.

CAPITAL COMMITMENTS

    Our capital expenditures for the three months ended March 31, 2000 and 1999, respectively, were $2.5 million and $9.9 million. We expect our capital expenditures to total approximately $30-$35 million for 2000, of which $24 million relates to the ICP operations. Our planned capital expenditures are primarily to:

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

    In May 1998, we entered into a three year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In
January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this committment, $2.9 million remained at March 31, 2000.

    In June 1998, we entered into an agreement with MCI WorldCom to lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. In December 1999, we amended our agreement to reduce our minimum monthly commitment from $.5 million to $.4 million and our total minimum commitment to $15.6 million, effective in January 2000 through the end of the agreement. Of this commitment, it is estimated that less than $6.0 million remains as of March 31, 2000.

    On June 30, 1998, we agreed to purchase $25.2 million of switching equipment from Nortel Networks Corporation prior to June 30, 2000 for our ICP operations. On March 29, 2000, Nortel agreed to release us from any and all future obligations under this commitment.

    Also on June 30, 1998, we agreed to purchase $13.7 million of customer support services from ACE*COMM over a 60 month period ending in July 2003. In October 1999, we amended our agreement, and we agreed to pay $1.5 million for software maintenance costs over a three year period, and $1 million for software product enhancements over a one year period, for a total commitment of $2.5 million. Of this commitment, $2.0 million remained at March 31, 2000.

    Although we cannot provide any assurance, we believe that borrowings under our RUS/RTB facility, previously provided financings from DCCLP, cash flows from operations and certain shareholder commitments will be sufficient to satisfy our currently expected operating expenses, capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect to pursue additional financing in the near term. DCCLP is committed to assisting us in obtaining funds to support our operations, as needed, if needed, in 2000. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no change in our assessment of quantitative and qualitative disclosures about market risk since December 31, 1999.

                          PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    We are not currently aware of any pending or threatened litigation against us or our subsidiaries that could have a material adverse affect on our financial condition, results of operations or cash flows. We are party to routine filings and customary regulatory proceedings relating to our operations.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    On March 30, 2000, the holders of our common stock unanimously consented to amend our Certificate of Incorporation and authorize two million shares of senior exchangeable preferred stock.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this report:

   EXHIBIT NUMBER       DESCRIPTION
---------------------   -----------
         3.1            Registrant's Amended and Restated Certificate of
                        Incorporation, as amended.

         3.2            Registrant's Class A Senior Exchangeable Preferred Stock
                        Certificate of Designation.

        10.1            Letter Agreement dated March 29, 2000, between the
                        Registrant and Nortern Telecom, Inc. describing release of Minimum Initial Systems Quantity Commitment.

        10.2            First Amendment to Master Support Agreement, Systems
                        Acquisition Agreement and Data Processing Services Agreement
                        dated September 20, 1999, between Registrant and ACE*COMM
                        Corporation.

        27              Financial Data Schedule-Three Months Ended March 31, 2000

    (b) Form 8-K filings

    We filed a current report on Form 8-K during the quarter ended March 31, 2000, which reported $30 million in new financing and changes in executive officers. The date of the report was March 17, 2000.

    We filed a current report on Form 8-K during the quarter ended March 31, 2000, which reported the following: 1999 year end results; issuance of $90 million of Preferred Stock; and naming Craig Sheetz as Chief Financial Officer. The date of the report was March 31, 2000.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

Date: May 10, 2000                                     By:             /s/ CRAIG T. SHEETZ
                                                            ----------------------------------------
                                                                         Craig T. Sheetz
                                                                  EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)