Form 10-Q
period 2000-06-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2000-08-14
CIK 1065458

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

             FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                  OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

                         COMMISSION FILE NO. 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                   OKLAHOMA                                      73-1533356
(State or other jurisdiction of incorporation       (I.R.S. Employer Identification No.)
               or organization)

                3555 NW 58TH,
                 TENTH FLOOR
           OKLAHOMA CITY, OKLAHOMA                                 73112
   (Address of principal executive offices)                      (Zip Code)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of July 31, 2000, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding, of which 1,752,242 shares were beneficially owned by persons not affiliated with the registrant. There is no established market value for the registrant's Class A Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                PART I. FINANCIAL INFORMATION

     1                  Condensed Consolidated Financial Statements (Unaudited):

                        Condensed Consolidated Balance Sheets as of June 30, 2000
                        and December 31, 1999.......................................       3

                        Condensed Consolidated Statements of Operations for the
                        Three and Six Months Ended    June 30, 2000 and 1999........       4

                        Condensed Consolidated Statements of Cash Flows for the Six
                        Months Ended June 30,    2000 and 1999......................       5

                        Notes to Condensed Consolidated Financial Statements........       6

     2                  Management's Discussion and Analysis of Financial Condition
                        and Results of
                        Operations..................................................      13

     3                  Quantitative and Qualitative Disclosure About Market Risk...      21

                                  PART II. OTHER INFORMATION

     1                  Legal Proceedings...........................................      22

     2                  Changes in Securities and Use of Proceeds...................      22

     3                  Defaults Upon Senior Securities.............................      22

     4                  Submission of Matters to a Vote of Security Holders.........      22

     5                  Other Information...........................................      22

     6                  Exhibits and Reports on Form 8-K............................      22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                         (IN THOUSANDS, EXCEPT SHARES)
                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2000          1999
                                                              ---------   -------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $     729     $     672
  Restricted cash and investments...........................     41,284        40,079
  Accounts receivable, net..................................     17,734        21,792
  Receivables--affiliates...................................      1,676         1,376
  Prepaid expenses..........................................        814         3,269
  Other current assets......................................      1,062         1,581
                                                              ---------     ---------
    Total current assets....................................     63,299        68,769
                                                              ---------     ---------
PROPERTY, PLANT AND EQUIPMENT, net..........................    120,639       121,136
                                                              ---------     ---------
OTHER ASSETS:
  Restricted cash and investments...........................         --        21,062
  Goodwill, net.............................................    114,294       121,279
  Deferred financing costs, net.............................     11,111        13,345
  Excess of cost over original cost of assets acquired,
    net.....................................................      2,439         2,486
  Investment in unconsolidated partnership and other........      1,812         1,886
  Other intangibles, net....................................      3,756         4,698
                                                              ---------     ---------
    Total other assets......................................    133,412       164,756
                                                              ---------     ---------
    Total assets............................................  $ 317,350     $ 354,661
                                                              =========     =========
                         LIABILITIES AND STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $  10,748     $  23,776
  Accrued expenses..........................................     12,054         9,086
  Deferred revenue and customer deposits....................      2,498         2,346
  Current portion of long-term debt.........................      1,370         1,404
                                                              ---------     ---------
    Total current liabilities...............................     26,670        36,612
                                                              ---------     ---------
LONG-TERM DEBT, net of current portion......................    384,209       438,330
INVESTMENT TAX CREDITS......................................         94            99
COMMITMENTS (Note 4)
SENIOR EXCHANGEABLE PREFERRED STOCK.........................     94,923            --
STOCKHOLDER'S DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and
    outstanding.............................................        713           713
  Paid-in capital...........................................     11,448        11,448
  Retained deficit..........................................   (200,707)     (132,541)
                                                              ---------     ---------
    Total stockholder's deficit.............................   (188,546)     (120,380)
                                                              ---------     ---------
Total liabilities and stockholder's deficit.................  $ 317,350     $ 354,661
                                                              =========     =========

   The accompanying notes are an integral part of these consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         SIX MONTHS ENDED
                                                       JUNE 30,                  JUNE 30,
                                                -----------------------   -----------------------
                                                   2000         1999         2000         1999
                                                ----------   ----------   ----------   ----------
REVENUE.......................................  $   29,234   $   28,187   $   56,248   $   56,741
OPERATING EXPENSES:
  Cost of service.............................      21,756       21,252       46,613       41,547
  Selling, general and administrative.........      13,456       14,166       31,711       27,466
  Loss on disposition.........................       3,847           --        3,847           --
  Depreciation and amortization...............       6,553        4,939       12,774        9,477
                                                ----------   ----------   ----------   ----------
    Total operating expenses..................      45,612       40,357       94,945       78,490
                                                ----------   ----------   ----------   ----------
OPERATING LOSS................................     (16,378)     (12,170)     (38,697)     (21,749)
OTHER INCOME (EXPENSES):
  Equity in income (loss) of unconsolidated
    partnership...............................          (6)          38           (5)          84
  Interest income.............................         921        1,507        1,899        3,282
  Interest expense............................     (11,066)     (11,515)     (25,574)     (23,194)
  Other.......................................         172            2          175           (2)
                                                ----------   ----------   ----------   ----------
    Total other expenses, net.................      (9,979)      (9,968)     (23,505)     (19,830)
LOSS BEFORE EXTRAORDINARY ITEM................     (26,357)     (22,138)     (62,202)     (41,579)
EXTRAORDINARY ITEM (Note 2)...................          --           --       (2,533)          --
                                                ----------   ----------   ----------   ----------
NET LOSS......................................  $  (26,357)  $  (22,138)  $  (64,735)  $  (41,579)
DIVIDENDS ON PREFERRED STOCK..................      (3,431)          --       (3,431)          --
                                                ----------   ----------   ----------   ----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS....  $  (29,788)  $  (22,138)  $  (68,166)  $  (41,579)
                                                ==========   ==========   ==========   ==========
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE:
  Before extraordinary item...................  $     (.42)  $     (.31)  $     (.92)  $     (.58)
  Extraordinary item..........................          --           --         (.04)          --
                                                ----------   ----------   ----------   ----------
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE...............  $     (.42)  $     (.31)  $     (.96)  $     (.58)
                                                ==========   ==========   ==========   ==========
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................  71,250,000   71,250,000   71,250,000   71,250,000
                                                ==========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(64,735)  $(41,579)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................    12,774      9,477
    Amortization of bond premium and financing costs........       784        985
    Disposition of business.................................     3,847         --
    Deferred investment tax credits.........................        (5)        (5)
    Equity in (income) loss of unconsolidated partnership...         5        (84)
    Extraordinary loss on financing costs...................     2,533         --
  Changes in current assets and liabilities--
    Accounts receivable.....................................     3,974     (4,251)
    Prepaid expenses........................................     2,455       (463)
    Other current assets....................................       301       (859)
    Accounts payable........................................   (13,028)    (4,519)
    Accrued expenses........................................     2,968      1,173
    Other current liabilities...............................      (411)       170
                                                              --------   --------
      Net cash used in operating activities.................   (48,538)   (39,955)
                                                              ========   ========
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (6,996)   (27,791)
  Acquisitions of businesses................................        --        171
  Purchase of other assets..................................       (92)      (552)
  Receivable--affiliates, net...............................      (300)     4,500
  Investment in unconsolidated partnership and other........      (128)        --
                                                              --------   --------
      Net cash used in investing activities.................    (7,516)   (23,672)
                                                              ========   ========
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    46,141     17,500
  Repayments of long-term debt..............................   (50,296)      (649)
  Sale of senior exchangeable preferred stock...............    41,492         --
  Interest on restricted investments........................    (1,693)    (2,725)
  Maturities of restricted investments......................    21,438     21,438
  Deferred financing costs..................................      (971)      (914)
                                                              --------   --------
      Net cash provided by financing activities.............    56,111     34,650
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        57    (28,977)
CASH AND CASH EQUIVALENTS, beginning of period..............       672     31,675
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $    729   $  2,698
                                                              ========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $ 28,319   $ 23,298
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued on the Senior Exchangeable Preferred
    Stock...................................................  $  3,431         --

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2000

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

    Logix is a leading provider of integrated local and long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: integrated communications provider ("ICP") operations and incumbent local exchange carrier ("ILEC") operations. The Company has operations in Oklahoma, Texas, Colorado, Missouri and Arkansas.

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation ("LCC"). The Company's ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. The Company currently provides these services primarily to customers in markets in Arkansas, Colorado, Missouri, Oklahoma and Texas. As of June 30, 2000, the Company's ICP operations served 62,498 access lines equivalents compared to 44,445 access lines equivalents as of June 30, 1999. The increase was mainly due to the Company's internal growth and expansion into seven additional cities in Texas, Missouri and Arkansas.

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is Dobson Fiber/FORTE of Colorado, Inc.

    LCC's operations are affected by the competitive environment in which LCC operates. LCC's performance will further be affected by its ability to develop a sufficient customer base, attract, retain, and motivate qualified personnel, lease adequate trunking capacity from ILECs or other ICPs, and complete the integration of its operations support systems and other back office systems. LCC's networks and telecommunications services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new adverse regulation or regulatory requirements may have an adverse effect upon LCC. Although management believes that LCC will be able to successfully mitigate these risks, there is no assurance that LCC will be able to do so or that LCC will operate profitably in the near future. Expenses are expected to exceed revenues in each location in which LCC offers service until a sufficiently large customer base is established to generate substantial additional revenues.

ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

1. ORGANIZATION: (CONTINUED)
of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 35.4% and 33.7%, or $1.5 million and $1.2 million, for the three months ended June 30, 2000 and 1999, respectively, and 33.8% and 31.5%, or $2.5 million and $2.4 million, for the six months ended June 30, 2000 and 1999, respectively, of the Company's ILEC operations was from these two sources. The Company's ILEC operations served 13,523 access lines as of June 30, 2000 and 13,629 access lines as of June 30, 1999.

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

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

2. SENIOR EXCHANGEABLE PREFERRED STOCK:

    On March 30, 2000, the Company issued to DCCLP 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 for $1,000 per share ("Preferred Stock"). The net proceeds from the sale of the Preferred Stock were used to retire the $75 million revolving credit facility ("Senior Credit Facility"). The $50 million outstanding under the DCCLP Credit Facility was converted to Preferred Stock, and for cash flow purposes is a non-cash financing activity. Logix recognized an extraordinary loss of $2.5 million as a result of writing off previously capitalized financing costs associated with the Senior Credit Facility. The holder of the Preferred Stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. Additionally, the Preferred Stock is redeemable at the Company's option. The holder of the Preferred Stock has no voting rights.

3. REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ICP and ILEC. These segments are strategic business units that offer different products and services. These segments are managed separately because the ICP segment is a competitive communications provider and the ILEC segment is a regulated public utility. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, which is defined by the Company as earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items. The Company accounts for intersegment sales and transfers as if the sales or transfers were arm's length transactions with third parties at current market prices. The Company allocates corporate overhead, income taxes and amortization of deferred financing cost to both segments. The segments do not have significant non-cash items other than depreciation and amortization. A

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

3. REPORT OF BUSINESS SEGMENTS: (CONTINUED) summary of the Company's operations for the three and six months ended June 30, 2000 and June 30, 1999 by segment is as follows:

                                                        THREE MONTHS ENDED
                                                          JUNE 30, 2000
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 25,038    $4,196    $ 29,234
    Intersegment................................     1,104        --       1,104
    Intersegment revenue(1).....................        --        --      (1,104)
                                                  --------    ------    --------
      Total operating revenue...................  $ 26,142    $4,196    $ 29,234
                                                  --------    ------    --------
Adjusted EBITDA(2)..............................  $(12,304)   $2,479    $ (9,825)
Depreciation and amortization...................    (5,751)     (802)     (6,553)
Interest expense, net(3)........................   (10,223)       78     (10,145)
Other income (expense), net.....................       816      (650)        166
                                                  --------    ------    --------
    Income (loss) before extraordinary items....  $(27,462)   $1,105    $(26,357)
                                                  ========    ======    ========

                                                        THREE MONTHS ENDED
                                                          JUNE 30, 1999
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 24,716    $3,471    $ 28,187
    Intersegment................................     1,261        --       1,261
    Intersegment revenue(1).....................        --        --      (1,261)
                                                  --------    ------    --------
      Total operating revenue...................  $ 25,977    $3,471    $ 28,187
                                                  --------    ------    --------
Adjusted EBITDA(2)..............................  $ (9,335)   $2,104    $ (7,231)
Depreciation and amortization...................    (4,224)     (715)     (4,939)
Interest expense, net(3)........................    (9,776)     (232)    (10,008)
Other income (expense), net.....................        40        --          40
                                                  --------    ------    --------
    Income (loss) before extraordinary items....  $(23,295)   $1,157    $(22,138)
                                                  ========    ======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

3. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                         SIX MONTHS ENDED
                                                          JUNE 30, 2000
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 48,734   $ 7,514    $ 56,248
    Intersegment................................     2,243        --       2,243
    Intersegment revenue(1).....................        --        --      (2,243)
                                                  --------   -------    --------
      Total operating revenue...................  $ 50,977   $ 7,514    $ 56,248
                                                  --------   -------    --------
Adjusted EBITDA(2)..............................  $(29,933)  $ 4,010    $(25,923)
Depreciation and amortization...................   (11,226)   (1,548)    (12,774)
Interest expense, net(3)........................   (23,308)     (367)    (23,675)
Other income (expense), net.....................       820      (650)        170
                                                  --------   -------    --------
    Income (loss) before extraordinary items....  $(63,647)  $ 1,445    $(62,202)
                                                  ========   =======    ========

                                                         SIX MONTHS ENDED
                                                          JUNE 30, 1999
                                                  ------------------------------
                                                    ICP        ILEC      TOTAL
                                                  --------   --------   --------
                                                         ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External....................................  $ 49,268   $ 7,473    $ 56,741
    Intersegment................................     2,173        --       2,173
    Intersegment revenue(1).....................        --        --      (2,173)
                                                  --------   -------    --------
      Total operating revenue...................  $ 51,441   $ 7,473    $ 56,741
                                                  --------   -------    --------
Adjusted EBITDA(2)..............................  $(17,276)  $ 5,004    $(12,272)
Depreciation and amortization...................    (8,043)   (1,434)     (9,477)
Interest expense, net(3)........................   (19,237)     (675)    (19,912)
Other income (expense), net.....................        82        --          82
                                                  --------   -------    --------
    Income (loss) before extraordinary items....  $(44,474)  $ 2,895    $(41,579)
                                                  ========   =======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

3. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                        JUNE 30,    DECEMBER 31,
                                                          2000          1999
                                                        ---------   -------------
INVESTMENT INFORMATION:
  Segment assets--
    ICP...............................................  $261,121      $300,846
    ILEC..............................................    58,379        55,965
    Intersegment receivables(1).......................    (2,150)       (2,150)
                                                        --------      --------
      Total segment assets............................  $317,350      $354,661
                                                        ========      ========
OTHER INFORMATION:
  Capital expenditures--
    ICP...............................................  $  4,257      $ 36,037
    ILEC..............................................     2,739        11,389
                                                        --------      --------
      Total capital expenditures......................  $  6,996      $ 47,426
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

4. COMMITMENTS:

    In May 1998, the Company entered into a three year carrier service agreement with Sprint for long distance capacity which provided for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In January 2000, the Company amended its agreement to reduce its total minimum commitment to $7.4 million. Of this commitment, $2.6 million remained at June 30, 2000.

    In June 1998, the Company entered into an agreement with MCI WorldCom to lease long distance capacity for three years with an aggregate minimum commitment during the term of the lease of $18 million, or $.5 million per month. In December 1999, the Company amended the agreement to reduce its minimum monthly commitment from $.5 million to $.4 million and its total minimum commitment to $15.6 million, effective January 2000 through the end of the agreement. Of this commitment, it is estimated that less than $3.2 million remains payable as of June 30, 2000.

    On January 24, 2000, Dobson Communications distributed the stock of Logix to its stockholders. Dobson Communications executed an agreement with DCCLP under which DCCLP agreed not to take any action which may result in Dobson Communications recognizing taxable income because of the Logix spin-off unless DCCLP causes Logix to execute an agreement to indemnify Dobson Communications for any income tax, together with any penalties or interest thereon, incurred by Dobson Communications solely attributable to the distribution of Logix stock and arising as a result of the actions of the Logix shareholders. In connection with the distribution, the tax sharing agreement with Dobson Communications

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2000

                                  (UNAUDITED)

4. COMMITMENTS: (CONTINUED)
was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement. However, Logix does not expect any tax settlement to be material to its results of operations.

5. SUBSEQUENT EVENTS

    Subsequent to the second quarter of 2000, the Company purchased
$253.6 million of its 12.25% Senior Notes due 2008 for an aggregate price of $78.6 million. The Company expects to realize an extraordinary gain of $175.0 million as a result of the bond repurchase in the third quarter of 2000. Funding for the bond repurchases and operating capital was provided by $56 million of senior loans from DCCLP.

    On July 21, 2000, the Company completed the sale of its customer premise equipment division. The Company sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma-based company. As a result of the sale, the Company recognized a $3.8 million loss in the second quarter of 2000 relating to the write-off of certain capitalized costs associated with the division. The Company expects a reduction in force of 65 employees in the third quarter 2000 as a result of this transaction.

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

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Tulsa, and in other cities in Oklahoma and Texas. We are a "one-stop" provider of integrated communications services with a core suite of voice and data communications services including local, long distance, long-haul transport, enhanced data and high speed Internet access. We are continually evaluating additional products and services to add to our offerings. For the six months ended June 30, 2000, we provided our services to approximately 30,000 local and long distance customers, had 76,021 revenue-producing access line equivalents and generated revenues of $54.2 million.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of June 30, 2000, our ICP operations had 62,498 revenue-producing access line equivalents compared to 44,443 access line equivalents as of June 30, 1999. During the first quarter of 2000, we modified our definition of an access line equivalent to be a revenue producing end user. As a result of this change, we restated the number of access line equivalents in prior periods. The increase in access lines was mainly due to our growth and expansion into six additional cities in Texas, Missouri and Arkansas. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Oklahoma and Texas.

    We offer ICP services at prices that are competitive to the incumbent local exchange carriers. We believe that while pricing is an important element of our marketing, small and medium-sized businesses are also focused on customer care, bundled telecommunications services with one point of contact for sales and service, and consistent quality of service when making their purchase decisions.

    During recent years, the market prices for many telecommunications services have declined. We believe that this trend is likely to continue and may have a negative effect on our gross margins that may not be offset completely by savings from decreases in our cost of service.

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

    Our facilities-based customers provide higher gross margins than do our resale customers. Beginning in December 1998, we initiated a plan to focus on providing only facilities-based services. In March 1999, as part of this strategy, we increased the rates for all resale services to equal those charged by the Regional Bell Operating Companies, or RBOCs. As a result, some of our resale customers terminated our services. In July 1999, we began converting our resale customers to our unbundled network element platform, or UNE-P facilities-based services. We expect to maintain a base of resale customers for the foreseeable future due to some product offerings that are available via resale but are not available (or are prohibitively costly to offer) via facilities-based service. The table below sets forth the historical composition, including the one-time restatement, of access lines between resale and facilities-based and the recent additions for both resale and facilities-based lines:

                                                                 FOR THE THREE
                                                                 MONTHS ENDED
                                                             ---------------------
                                                             JUNE 30,    JUNE 30,
                                                               2000        1999
                                                             ---------   ---------
ACCESS LINES
  Facilities-Based.........................................   50,012      14,348
  Resale...................................................   12,486      30,095
                                                              ------      ------
    TOTAL ACCESS LINES.....................................   62,498      44,443
                                                              ======      ======
NET ADDITIONS
  Facilities-Based.........................................    7,888       3,073
  Resale...................................................   (2,745)     (2,172)
                                                              ------      ------
    TOTAL NET ADDITIONS TO ACCESS LINES....................    5,143         901
                                                              ======      ======
PERCENTAGE OF NET ADDITIONS
  Facilities-Based.........................................    100.0%      100.0%
  Resale...................................................       --          --

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. As of June 30, 2000, our ILEC operations served 13,523 access lines compared to 13,629 access lines as of June 30, 1999.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                 THREE MONTHS           SIX MONTHS
                                                     ENDED                 ENDED
                                                   JUNE 30,              JUNE 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                          ($ IN THOUSANDS)
Support revenue.............................   $1,487     $1,169     $2,539     $2,354
Percentage of incumbent local exchange
  carrier revenue...........................    35.4%      33.7%      33.8%      31.5%

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

    Cost of service for our ICP operations consist primarily of fixed costs for leased lines, the variable costs of origination and termination and access services provided through ILECs and other telecommunications companies. We have deployed several digital switching platforms with local and long distance capability. In addition, we lease fiber trunking capacity from incumbent local exchange carriers and other ICPs to connect our switches with our transmission equipment collocated in ILEC central offices.

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

    We will use our own fiber network, where available, to carry long distance traffic and will also enter into resale agreements with long distance carriers for transmission services. These agreements typically provide for the resale of long distance services on a per-minute basis and may contain minimum volume commitments. We may be obligated to pay under-utilization charges in the event we over-estimate our requirements; however, in the event we underestimate our need for transmission capacity, we may be required to obtain capacity through more expensive means. See "--Liquidity and Capital Resources."

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel and network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with incentives for the number of access lines sold and revenues billed. We also pay commissions to independent sales agents for generating new sales and ongoing sales to existing customers. As our customer base grows, and if we expand into new geographic markets, add new sales offices and facilities and enlarge our current product offerings, the cost of service and SG&A would be expected to increase. As we grow, over time we expect SG&A to decrease as a percentage of our revenues.

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our acquisition of American Telco.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30,
     1999

    REVENUE. For the three months ended June 30, 2000, total revenue increased $1.0 million, or 3.7%, to $29.2 million from $28.2 million in 1999. The following table sets forth the components of our revenue for the three months ended June 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $25,038    $24,716
ILEC......................................................    4,196      3,471
                                                            -------    -------
                                                            $29,234    $28,187
                                                            =======    =======

    ICP. Our ICP revenue increased $.3 million, or 1.3%, to $25.0 million for the three months ended June 30, 2000, from $24.7 million for 1999. We experienced increased sales by our fiber operations and facilities-based access line growth. However, this increase was partially offset by additional customer credits, price deterioration of long distance charges and declining minutes of use. ICP revenue also includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. Our ILEC revenue increased $.7 million, or 20.9%, to $4.2 million for the three months ended June 30, 2000, compared to $3.5 million for the three months ended June 30, 1999. Access lines were 13,523 as of June 30, 2000 compared to 13,629 as of June 30, 1999. The increase in ILEC revenue was attributable to additional support revenue from the interstate access pool due to additional plant in service during the first six months of 2000.

    COST OF SERVICE. For the three months ended June 30, 2000, our total cost of service increased $.5 million, or 2.4%, to $21.8 million from $21.3 million in the comparable period of 1999. These costs consisted primarily of wholesale charges from third party service providers relating to our ICP segment. Wholesale cost increases were due to increases in fixed network charges. The following table sets forth the components of our cost of service for the three months ended June 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $21,223    $21,001
ILEC......................................................      533        251
                                                            -------    -------
  Total...................................................  $21,756    $21,252
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2000, our SG&A costs decreased $.7 million, or 5.0%, to $13.5 million compared to $14.2 million for the three months ended June 30, 1999. Our decrease in these costs were primarily due to a reduction in headcount in our ICP segment.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our customer premise equipment division. We sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma-based company. As a result of the sale, we recognized a $3.8 million loss for the three months ended June 30, 2000 relating to the write-off of certain capitalized costs associated with the division. We expect a reduction in force of 65 employees in the third quarter 2000 as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2000, our depreciation and amortization expense increased $1.7 million, or 34.7%, to $6.6 million from $4.9 million for the same period of 1999. Our ICP segment's depreciation and amortization expense increased $1.6 million, to $5.8 million from $4.2 million. This increase is primarily a result of depreciation and amortization on assets purchased during the year and accelerated amortization of our goodwill, relating to our acquisition of

American Telco, in the fourth quarter of 1999. Our ILEC segment's depreciation increased $.1 million, or 12.3%, to $.8 million from $.7 million for the three months ended June 30, 2000 and 1999, respectively, as a result of assets purchased during the year.

    INTEREST INCOME. Our interest income decreased $.6 million, or 38.9%, to $.9 million for the three months ended June 30, 2000, from $1.5 million for the same period in 1999. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our 12.25% senior notes due 2008.

    INTEREST EXPENSE. Our interest expense for the three months ended June 30, 2000 decreased $.4 million, to $11.1 million from $11.5 million for the three months ended June 30, 1999. Our ICP segment's interest expense decreased
$.1 million, or 1.2%, to $11.2 million in 2000, from $11.3 million in 1999. The decrease is a result of our $50 million senior credit facility established in April 1999 being fully repaid on March 30, 2000. Our ILEC segment's interest expense decreased $.3 million to an income of $.1 million from an expense of $.2 million for the three months ended June 30, 2000 and 1999, respectively. The decrease was a result of interest that was capitalized on plant under construction.

    SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

    REVENUE. For the six months ended June 30, 2000, our total revenue decreased $.5 million to $56.2 million from $56.7 million in 1999. The following table sets forth the components of our revenue for the six months ended
June 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $48,734    $49,268
ILEC......................................................    7,514      7,473
                                                            -------    -------
                                                            $56,248    $56,741
                                                            =======    =======

    ICP. Our ICP revenue decreased $.5 million, or 1.1%, to $48.7 million for the six months ended June 30, 2000, from $49.3 million for the comparable period of 1999. Although we experienced increased sales by our fiber operations and facilities-based access line growth, additional customer credits and price deterioration of long distance charges and declining minutes of use were the primary factors relating to the decrease in revenue. Our ICP revenue also includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. Our ILEC revenue remained consistent at $7.5 million for both the six months ended June 30, 2000 and 1999.

    COST OF SERVICE. For the six months ended June 30, 2000, our total cost of service increased $5.1 million, or 12.2%, to $46.6 million from $41.5 million in the comparable period of 1999. These costs consisted primarily of wholesale charges from third party service providers relating to our ICP segment. Wholesale cost increases were due to increases in fixed network charges. The following table sets forth the components of our cost of service for the six months ended June 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $45,501    $41,086
ILEC......................................................    1,112        461
                                                            -------    -------
  Total...................................................  $46,613    $41,547
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the six months ended June 30, 2000, our SG&A costs increased $4.2 million, or 15.5%, to $31.7 million compared to $27.5 million for the six months ended June 30, 1999. The primary reason for the increase is due to increases in our reserves for uncollectible accounts of $3.4 million and severance costs of $2.7 million incurred. These costs were offset by a reduction in headcount in our ICP segment

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our customer premise equipment division. We sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma Company. As a result of the sale, we recognized a $3.8 million loss for the three months ended June 30, 2000 relating to the write-off of certain capitalized costs associated with the division. We expect a reduction in force of 65 employees in the third quarter 2000 as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 2000, our depreciation and amortization expense increased $3.3 million, or 34.8%, to $12.8 million from $9.5 million for the same period of 1999. Our ICP segment's depreciation and amortization expense increased $3.2 million, to $11.2 million from $8.0 million. This increase is primarily a result of depreciation and amortization on assets purchased during the year and accelerated amortization of our goodwill, relating to our acquisition of American Telco, in the fourth quarter of 2000. Our ILEC segment's depreciation increased $.1 million, or 7.9%, to $1.5 million from $1.4 million for the six months ended June 30, 2000 and 1999, respectively.

    INTEREST INCOME. Interest income decreased $1.4 million, or 42.1%, to $1.9 million for the six months ended June 30, 2000, from $3.3 million for the same period in 1999. Decreased interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our senior notes.

    INTEREST EXPENSE. Our interest expense for the six months ended June 30, 2000 increased $2.4 million, to $25.6 million from $23.2 million for the six months ended June 30, 1999. Our ICP segment's interest expense increased $2.7 million, or 12.0%, to $25.2 million in 2000, from $22.5 million in 1999. Our increase related to increased interest expense as a result of our senior credit facility. Our senior credit facility was fully repaid on March 30, 2000. Our ILEC segment's interest expense decreased $.3 million to $.4 million from $.7 million for the six months ended June 30, 2000 and 1999, respectively. The decrease was primarily due to interest that was capitalized on plant under construction.

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will likely continue to require, substantial capital, including additional debt and/or equity, to successfully implement our business plan. We have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We expect negative cash flows and losses before income taxes and extraordinary items to continue at least through fiscal year 2000 and to continue as we expand our ICP operations. In addition, our ILEC segment receives support revenue from federal and state agencies that accounted for approximately 33.8% and 31.5% of our ILEC revenue for the six months ended June 30, 2000 and 1999, respectively. A decrease in support revenue, although unforeseen, could detrimentally affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $48.5 million and $40.0 million for the six months ended June 30, 2000 and 1999, respectively.

    Our net cash used in investing activities was $7.5 million and $23.7 million for the six months ended June 30, 2000 and 1999, respectively. Investing activities for the first six months of 2000 primarily related to capital expenditures. During the first six months of 1999, our investing activities primarily related to capital expenditures offset by a decrease in receivables from our affiliates.

    Our net cash provided by financing activities was $56.1 million and $34.7 million for the six months ended June 30, 2000 and 1999, respectively. During the first six months of 2000, our financing activities consisted of an increase in the DCCLP credit facility, our issuance of preferred stock (see Capital Resources) and maturities of securities held in escrow. This increase was offset by the repayment of our $50 million senior credit facility. The net cash used in financing activities during the six months of 1999 primarily resulted from interest earned on the restricted investments purchased to finance the interest to be paid on our senior note offering and repayments of long-term debt.

CAPITAL RESOURCES

    On March 30, 2000, we issued to DCCLP 90,000 shares of 15% Class A Preferred Stock manditorily redeemable in 2010 for $1,000 per share. The net proceeds from the sale of the preferred stock were used to repay our senior credit facility. The $50 million outstanding under the DCCLP credit facility was converted to preferred stock. We recognized an extraordinary loss of approximately
$2.5 million as a result of writing off previously capitalized financing costs associated with our senior credit facility. This appears as an extraordinary item in the statement of operations. The holder of our preferred stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of our capital stock and junior to our senior notes. Our preferred stock is redeemable at our option at any time and must be redeemed by April 1, 2010. The holder of the preferred stock has no voting rights.

    As of June 30, 2000, we had outstanding $350 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15, beginning December 15, 1999. The senior note indenture contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of June 30, 2000, we were in compliance with our restrictive covenants. Of the net proceeds from the sale of these notes, we used $122 million to purchase securities we have pledged to secure the first six semi-annual interest payments on these notes. The restricted cash and investment balance at June 30, 2000, relating to these purchased securities, was $41.3 million.

    Subsequent to the second quarter of 2000, we purchased $253.6 million of its 12.25% senior notes for an aggregate price of $78.6 million. We expect to realize an extraordinary gain of $175.0 million as a result of the repurchase in the third quarter of 2000. Funding for the repurchases and operating capital was provided by $56 million of senior loans from Dobson CC Limited Partnership, our controlling shareholder.

    We have funded our ILEC operations through several RUS/RTB loans. The RUS/RTB existing loans have scheduled maturities between 2000 and 2028. In October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of June 30, 2000, we had borrowed $9.6 million under this additional facility. Under the RUS/RTB facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of June 30, 2000, we were in compliance with our covenants.

CAPITAL COMMITMENTS

    Our capital expenditures for the six months ended June 30, 2000 were $7.0 million and for the six months ended June 30, 1999, were $27.8 million. We expect our capital expenditures to total approximately $20-$25 million for 2000. Our planned capital expenditures for 2000 are primarily to:

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

    In May 1998, we entered into a three year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In
January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this committment, $2.6 million remained at June 30, 2000.

    In June 1998, we entered into an agreement with MCI WorldCom to lease long distance capacity for three years with an aggregate minimum commitment during the term of the lease of $18 million, or $.5 million per month. In
December 1999, we amended our agreement to reduce our minimum monthly commitment from $.5 million to $.4 million and our total minimum commitment to $15.6 million, effective January 2000 through the end of the agreement. Of this commitment, we estimate that less than $3.2 million remains payable as of June 30, 2000.

    Although we cannot provide any assurance, we believe that borrowings under our RUS/RTB facility, financing previously provided by DCCLP, cash flows from operations and certain shareholder commitments will be sufficient to satisfy our currently expected operating expenses, capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect to pursue additional financing in the near term. DCCLP is committed to assisting us in obtaining funds to support our operations, as needed, if needed, in 2000. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this report:

   EXHIBIT NUMBER       DESCRIPTION
---------------------   -----------
   10.1                 Promissory Note for $20 million dated July 20, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership.
   10.2                 Promissory Note for $15 million dated August 2, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership.
   10.3                 Promissory Note for $2 million dated August 9, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership.
   10.4                 Promissory Note for $7 million dated August 10, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership.
   10.5                 Promissory Note for $3 million dated August 11, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership.
   27                   Financial Data Schedule-Six Months Ended June 30, 2000

    (b) Form 8-K filings

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

Date: August 14, 2000                                  By:             /s/ CRAIG T. SHEETZ
                                                            -----------------------------------------
                                                                         Craig T. Sheetz
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)