Form 10-Q
period 2000-09-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2000-11-13
CIK 1065458

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NO. 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                     73-1533356
    (State or other jurisdiction of            (I.R.S. Employer Identification No.)
    incorporation or organization)

       3555 NW 58TH, TENTH FLOOR                              73112
        OKLAHOMA CITY, OKLAHOMA                             (Zip Code)
    (Address of principal executive
               offices)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

            SECURITIES REGISTERED PURSUANT TO 12(B) OF THE ACT: NONE SECURITIES REGISTERED PURSUANT TO 12(G) OF THE ACT: NONE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of October 31, 2000, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding, of which 1,752,242 shares were beneficially owned by persons not affiliated with the registrant. There is no established market value for the registrant's Class A Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                               INDEX TO FORM 10-Q

ITEM
NUMBER                                                                    PAGE
------                                                                  --------
                         PART I.  FINANCIAL INFORMATION

   1     Condensed Consolidated Financial Statements (Unaudited):
         Condensed Consolidated Balance Sheets as of September 30,
          2000 and December 31, 1999.................................       3
         Condensed Consolidated Statements of Operations for the
          Three and Nine Months Ended September 30, 2000 and 1999....       4
         Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2000 and 1999...................       5
         Notes to Condensed Consolidated Financial Statements........       6
   2     Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................      12
   3     Quantitative and Qualitative Disclosure About Market Risk...      20

                          PART II.  OTHER INFORMATION

   1     Legal Proceedings...........................................      21
   2     Changes in Securities and Use of Proceeds...................      21
   3     Defaults Upon Senior Securities.............................      21
   4     Submission of Matters to a Vote of Security Holders.........      21
   5     Other Information...........................................      21
   6     Exhibits and Reports on Form 8-K............................      21

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  1,135       $     672
  Restricted cash and investments...........................      10,483          40,079
  Accounts receivable, net..................................      16,586          21,792
  Receivables--affiliates...................................       1,888           1,376
  Prepaid expenses..........................................       1,887           3,269
  Other current assets......................................         554           1,581
                                                                --------       ---------
    Total current assets....................................      32,533          68,769
                                                                --------       ---------
PROPERTY, PLANT AND EQUIPMENT, net..........................     118,806         121,136
                                                                --------       ---------
OTHER ASSETS:
  Restricted cash and investments...........................          --          21,062
  Goodwill, net.............................................     112,128         121,279
  Deferred financing costs, net.............................       4,130          13,345
  Excess of cost over original cost of assets acquired,
    net.....................................................       2,415           2,486
  Other intangibles, net....................................       3,726           4,698
  Other.....................................................       1,836           1,886
                                                                --------       ---------
    Total other assets......................................     124,235         164,756
                                                                --------       ---------
    Total assets............................................    $275,574       $ 354,661
                                                                ========       =========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................    $ 10,019       $  23,776
  Accrued expenses..........................................      14,349           9,086
  Deferred revenue and customer deposits....................       2,030           2,346
  Current portion of long-term debt.........................       1,370           1,404
                                                                --------       ---------
    Total current liabilities...............................      27,768          36,612
                                                                --------       ---------
LONG-TERM DEBT, net of current portion......................     187,593         438,330
INVESTMENT TAX CREDITS......................................          92              99
COMMITMENTS (Note 7)
SENIOR EXCHANGEABLE PREFERRED STOCK.........................      98,483              --
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and
    outstanding.............................................         713             713
  Paid-in capital...........................................      11,448          11,448
  Retained deficit..........................................     (50,523)       (132,541)
                                                                --------       ---------
    Total stockholders' deficit.............................     (38,362)       (120,380)
                                                                --------       ---------
Total liabilities and stockholders' deficit.................    $275,574       $ 354,661
                                                                ========       =========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                            -------------------------   -------------------------
                                               2000          1999          2000          1999
                                            -----------   -----------   -----------   -----------
REVENUE...................................  $    26,573   $    28,619   $    82,821   $    85,360
OPERATING EXPENSES:
  Cost of service.........................       18,959        23,330        65,572        64,877
  Selling, general and administrative.....       13,132        15,796        44,843        43,261
  Loss on disposition.....................           --            --         3,847            --
  Depreciation and amortization...........        6,695         4,772        19,469        14,249
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............       38,786        43,898       133,731       122,387
                                            -----------   -----------   -----------   -----------
OPERATING LOSS............................      (12,213)      (15,279)      (50,910)      (37,027)
OTHER INCOME (EXPENSES):
  Interest income.........................          584         1,310         2,483         4,593
  Interest expense........................       (7,849)      (11,897)      (33,424)      (35,092)
  Other...................................           (3)            8           166            90
                                            -----------   -----------   -----------   -----------
    Total other expenses, net.............       (7,268)      (10,579)      (30,775)      (30,409)
                                            -----------   -----------   -----------   -----------
LOSS BEFORE INCOME TAXES AND EXTRAORDINARY
  ITEMS...................................      (19,481)      (25,858)      (81,685)      (67,436)
INCOME TAX BENEFIT........................       31,040            --        31,040            --
                                            -----------   -----------   -----------   -----------
INCOME (LOSS) FROM CONTINUING
  OPERATIONS..............................       11,559       (25,858)      (50,645)      (67,436)
EXTRAORDINARY ITEMS, net of income tax
  expense of $32,640 (Note 3 and
  Note 4).................................      142,186            --       139,654            --
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS).........................  $   153,745   $   (25,858)  $    89,009   $   (67,436)
DIVIDENDS ON PREFERRED STOCK..............       (3,560)           --        (6,991)           --
                                            -----------   -----------   -----------   -----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS............................  $   150,185   $   (25,858)  $    82,018   $   (67,436)
                                            ===========   ===========   ===========   ===========
BASIC NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS PER COMMON SHARE:
  Before extraordinary item...............  $       .11   $      (.36)  $      (.81)  $      (.95)
  Extraordinary item......................         2.00            --          1.96            --
                                            -----------   -----------   -----------   -----------
BASIC NET INCOME (LOSS) APPLICABLE TO
  COMMON STOCKHOLDERS PER COMMON SHARE....  $      2.11   $      (.36)  $      1.15   $      (.95)
                                            ===========   ===========   ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.............................   71,250,000    71,250,000    71,250,000    71,250,000
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              ---------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $  89,009   $(67,436)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities--
    Depreciation and amortization...........................     19,469     14,249
    Amortization of bond premium and financing costs........      1,117      1,537
    Loss on disposition of business.........................      3,847         --
    Deferred investment tax credits.........................         (7)         2
    Gain (loss) on disposition of assets....................         --        (67)
    Other...................................................          3        (91)
    Extraordinary gain on early extinguishment of debt......   (181,530)        --
    Extraordinary loss on financing costs...................      9,236         --
  Changes in current assets and liabilities--
    Accounts receivable.....................................      4,759     (5,632)
    Prepaid expenses........................................      1,382       (356)
    Other current assets....................................        122       (415)
    Accounts payable........................................    (13,757)   (10,504)
    Accrued expenses........................................      5,808     14,124
    Other current liabilities...............................       (279)       779
                                                              ---------   --------
      Net cash used in operating activities.................    (60,821)   (53,810)
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................     (9,346)   (37,687)
  Purchase of other assets..................................       (382)      (687)
  Receivable--affiliates, net...............................       (512)     4,179
  Proceeds on sale of assets................................        450         --
  Other.....................................................       (150)        12
                                                              ---------   --------
      Net cash used in investing activities.................     (9,940)   (34,183)
                                                              ---------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    112,650     44,668
  Repayments of long-term debt..............................    (50,856)      (805)
  Retirement of long-term debt..............................    (81,580)        --
  Sale of senior exchangeable preferred stock...............     41,492         --
  Interest on restricted investments........................     (1,736)      (893)
  Maturities of restricted investments......................     21,438     18,348
  Retirement of restricted investments......................     30,789         --
  Deferred financing costs..................................       (973)    (2,461)
                                                              ---------   --------
      Net cash provided by financing activities.............     71,224     58,857
                                                              ---------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........        463    (29,136)
CASH AND CASH EQUIVALENTS, beginning of period..............        672     31,675
                                                              ---------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $   1,135   $  2,539
                                                              =========   ========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  36,638   $ 24,452
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued on Senior Exchangeable Preferred Stock...  $   6,991         --
  Accrued interest converted to Senior Exchangeable
  Preferred Stock...........................................  $     545         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2000

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

    Logix is a leading provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: integrated communications provider ("ICP") operations and incumbent local exchange carrier ("ILEC") operations. The Company has operations in Arkansas, Colorado, Missouri, Oklahoma and Texas.

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation ("LCC"). The Company's ICP operations generate revenue from local, long distance, Internet, enhanced data services and long-haul transport services. The Company currently provides these services primarily to customers in markets in Arkansas, Colorado, Missouri, Oklahoma and Texas. As of September 30, 2000, the Company's ICP operations served 65,847 access lines equivalents compared to 50,181 access lines equivalents as of September 30, 1999. The increase was mainly due to the Company's internal growth and expansion into additional cities in Arkansas, Missouri and Texas.

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is Dobson Fiber/FORTE of Colorado, Inc.

ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 29.2% and 28.5%, or $1.1 million and $1.2 million, for the three months ended September 30, 2000 and 1999, respectively, and 32.2% and 30.4%, or $3.7 million and $3.5 million, for the nine months ended September 30, 2000 and 1999, respectively, of the Company's ILEC revenue was from these two sources. The Company's ILEC operations served 13,583 access lines as of September 30, 2000 and 13,686 access lines as of September 30, 1999.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

CAPITAL RESOURCES AND GROWTH

    LCC's operations are affected by the competitive environment in which LCC operates. LCC's performance will be further affected by its ability to develop a sufficient customer base, attract, retain, and motivate qualified personnel, lease adequate trunking capacity from ILECs or other ICPs, manage long distance price compression and complete the integration of its operations support systems and other back office systems. LCC's network and telecommunication services are subject to significant regulation at the federal, state and local levels. Delays in receiving required regulatory approvals or the enactment of new regulation or regulatory requirements may have an adverse effect upon LCC. Although management believes that LCC will be able to successfully mitigate these risks, there is no assurance that LCC will be able to do so or that LCC will operate profitably in the near future. Expenses are expected to exceed revenues in each location in which LCC offers service until a sufficiently large customer base is established to generate substantial additional revenues.

    The Company's successful implementation of its strategy, including the further expansion of its customer base is dependent upon securing adequate capital resources. Although the Company cannot provide any assurance, it believes that borrowings under its mortgage notes payable, financing previously provided by Dobson CC Limited Partnership ("DCCLP"), cash flow from operations and certain shareholder assistance will be sufficient to satisfy current year expected operating expenses, capital expenditures, working capital and debt service obligations. DCCLP is committed to assisting the Company in obtaining funds to support the Company's operations, as needed, if needed, in 2000. In addition, the Company expects to pursue additional financing, which may include commercial bank borrowings, vendor financing and the sale of equity or debt securities, in the near term. The Company cannot provide any assurance that such financing will be available on acceptable terms or at all.

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

2.  SIGNIFICANT ACCOUNTING POLICIES:

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements of the Company include the accounts of Logix, LCC, Dobson Telephone and Dobson Fiber/FORTE of Colorado, Inc. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. All significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

    The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 1999 Logix Communications Enterprises, Inc. Annual Report on

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

Form 10-K. Reference is made herein to the "Notes to Consolidated Financial Statements" under Item 8 of the 1999 Form 10-K for additional disclosure.

EARNINGS PER SHARE

    Basic net income (loss) applicable to common stockholders per common share is computed by using the weighted average number of common stock shares outstanding during the year. The Company has not presented diluted earnings per share as the average market price of the common stock during the period is below the exercise price of the outstanding stock options, thus causing the outstanding stock options to have an antidilutive effect.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and SAB 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and, therefore, SAB 101's adoption will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1999 balances to conform them to the 2000 presentation.

3.  SENIOR EXCHANGEABLE PREFERRED STOCK:

    On March 30, 2000, the Company issued to DCCLP 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 for $1,000 per share ("Preferred Stock"). The net proceeds from the sale of the Preferred Stock were used to retire the $75 million revolving credit facility ("Senior Credit Facility"). The $50 million outstanding under the DCCLP Credit Facility on March 30, 2000 was converted to Preferred Stock, and for cash flow purposes is a non-cash financing activity. Logix recognized an extraordinary loss of $2.5 million as a result of writing off previously capitalized financing costs associated with the Senior Credit Facility. The holder of the Preferred Stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock. Additionally, the Preferred Stock is redeemable at the Company's option. The holder of the Preferred Stock has no voting rights.

4.  FINANCING ACTIVITY:

    During the third quarter of 2000, the Company repurchased $263.1 million of its 12.25% Senior Notes due 2008 ("Senior Notes") for an aggregate price of $81.6 million. Funding for the Senior Notes repurchase and operating capital was provided by $65.5 million of senior loans from DCCLP due 2004 ("Senior Loans") and the release of $30.8 million held in escrow as collateral for the payment of interest on the Senior Notes. The Senior Loans bear interest equal to the prime rate plus two percent

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

(11.5% at September 30, 2000), and interest is paid quarterly beginning September 30, 2000 through December 31, 2001. The Company will pay principal quarterly beginning March 31, 2002 through December 31, 2004.

    The Company realized an extraordinary pre-tax gain of $181.5 million as a result of the Senior Notes repurchase. The Company also recognized an extaordinary pre-tax loss of $6.7 million as a result of writing off previously capitalized financing costs associated with our Senior Notes. The extraordinary items have been shown net of tax in the condensed consolidated statements of operations which has resulted in the recognition of a tax benefit associated with income from continuing operations for the nine months ended September 30, 2000, all of which was recorded in the third quarter of 2000.

5.  CUSTOMER PREMISE EQUIPMENT DIVISION DISPOSITION:

    On July 21, 2000, the Company completed the sale of its customer premise equipment division. The Company sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma-based company. As a result of the sale, the Company recognized a $3.8 million loss in the second quarter of 2000 relating to the write-off of certain capitalized costs associated with the division. The Company experienced a reduction in force of 65 employees in the third quarter 2000 as a result of this transaction.

6.  REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ICP and ILEC. These segments are strategic business units that offer different products and services. These segments are managed separately because the ICP segment is a competitive communications provider and the ILEC segment is a regulated public utility. The accounting policies of the segments are the same as those of the Company. The Company evaluates and measures performance of each segment based on Adjusted EBITDA, which is defined by the Company as earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items. The Company accounts for intersegment sales and transfers as if the sales or transfers were arm's length transactions with third parties at current market prices. The Company allocates corporate overhead and income taxes to both segments. The segments do not have significant non-cash items other than depreciation and amortization. A summary of the Company's operations for the three and nine months ended September 30, 2000 and September 30, 1999 by segment is as follows:

                                                                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 2000
                                                          ------------------------------
                                                            ICP        ILEC      TOTAL
                                                          --------   --------   --------
                                                                 ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External............................................  $ 22,742    $3,831    $ 26,573
    Intersegment........................................     1,064        --       1,064
    Intersegment revenue(1).............................        --        --      (1,064)
                                                          --------    ------    --------
      Total operating revenue...........................  $ 23,806    $3,831    $ 26,573
                                                          --------    ------    --------
Adjusted EBITDA(2)......................................  $ (7,566)    2,048    $ (5,518)
Depreciation and amortization...........................  $ (5,787)   $ (908)   $ (6,695)
Interest expense, net(3)................................    (6,819)     (446)     (7,265)
Other income (expense), net.............................        (3)       --          (3)
                                                          --------    ------    --------
    Income (loss) before extraordinary items............  $(20,175)   $  694    $(19,481)
                                                          ========    ======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                                                THREE MONTHS ENDED
                                                                SEPTEMBER 30, 1999
                                                          ------------------------------
                                                            ICP        ILEC      TOTAL
                                                          --------   --------   --------
                                                                 ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External............................................  $ 24,583    $4,036    $ 28,619
    Intersegment........................................     2,096        18       2,114
    Intersegment revenue(1).............................        --        --      (2,114)
                                                          --------    ------    --------
      Total operating revenue...........................  $ 26,679    $4,054    $ 28,619
                                                          --------    ------    --------
Adjusted EBITDA(2)......................................  $(13,069)   $2,562    $(10,507)
Depreciation and amortization...........................    (4,031)     (741)     (4,772)
Interest expense, net(3)................................   (10,384)     (203)    (10,587)
Other income (expense), net.............................         8        --           8
                                                          --------    ------    --------
      Income (loss) before extraordinary items..........  $(27,476)   $1,618    $(25,858)
                                                          ========    ======    ========

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 2000
                                                         ------------------------------
                                                           ICP        ILEC      TOTAL
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
OPERATING INFORMATION:
Operating revenue--
External...............................................  $ 71,476   $11,345    $ 82,821
Intersegment...........................................     3,307        --       3,307
Intersegment revenue(1)................................        --        --      (3,307)
                                                         --------   -------    --------
Total operating revenue................................  $ 74,783   $11,345    $ 82,821
                                                         --------   -------    --------
Adjusted EBITDA(2).....................................  $(37,499)  $ 6,058    $(31,441)
Depreciation and amortization..........................   (17,013)   (2,456)    (19,469)
Interest expense, net(3)...............................   (30,128)     (813)    (30,941)
Other income (expense), net............................       816      (650)        166
                                                         --------   -------    --------
      Income (loss) before extraordinary items.........  $(83,824)  $ 2,139    $(81,685)
                                                         ========   =======    ========

                                                               NINE MONTHS ENDED
                                                               SEPTEMBER 30, 1999
                                                         ------------------------------
                                                           ICP        ILEC      TOTAL
                                                         --------   --------   --------
                                                                ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External...........................................  $ 73,851   $11,509    $ 85,360
    Intersegment.......................................     4,269        18       4,287
    Intersegment revenue(1)............................        --        --      (4,287)
                                                         --------   -------    --------
      Total operating revenue..........................  $ 78,120   $11,527    $ 85,360
                                                         --------   -------    --------
Adjusted EBITDA(2).....................................  $(30,344)  $ 7,566    $(22,778)
Depreciation and amortization..........................   (12,073)   (2,176)    (14,249)
Interest expense, net(3)...............................   (29,622)     (877)    (30,499)
Other income (expense), net............................        90        --          90
                                                         --------   -------    --------
    Income (loss) before extraordinary items...........  $(71,949)  $ 4,513    $(67,436)
                                                         ========   =======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2000

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
INVESTMENT INFORMATION:
  Segment assets--
    ICP.....................................................    $217,760        $300,846
    ILEC....................................................      59,964          55,965
    Intersegment receivables(1).............................      (2,150)         (2,150)
                                                                --------        --------
      Total segment assets..................................    $275,574        $354,661
                                                                ========        ========

                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                                 2000             1999
                                                             -------------   --------------
OTHER INFORMATION:
  Capital expenditures--
    ICP....................................................     $6,076           $26,882
    ILEC...................................................      3,270            10,805
                                                                ------           -------
      Total capital expenditures...........................     $9,346           $37,687
                                                                ======           =======

------------------------

1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

2) Adjusted EBITDA is defined by the Company as earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items.

3) Included in interest expense is amortization expense of deferred financing costs.

7.  COMMITMENTS:

    In May 1998, the Company entered into a three year carrier service agreement with Sprint for long distance capacity which provided for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In January 2000, the Company amended its agreement to reduce its total minimum commitment to $7.4 million. Of this commitment, $2.2 million remained outstanding at September 30, 2000.

    In June 1998, the Company entered into an agreement with MCI WorldCom to lease long distance capacity for three years with an aggregate minimum commitment during the term of the lease of $18 million, or $.5 million per month. In December 1999, the Company amended the agreement to reduce its minimum monthly commitment from $.5 million to $.4 million and its total minimum commitment to $15.6 million, effective January 2000 through the end of the agreement. Of this commitment, it is estimated that $2.4 million remains outstanding as of September 30, 2000.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following discussion and analysis presents factors we believe are relevant to an assessment and understanding of our consolidated financial position and results of operation. This financial and business analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto in Item 1.

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, San Antonio, St. Louis, Tulsa, and in other cities in Oklahoma and Texas. We are a provider of integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. We are continually evaluating additional products and services to add to our offerings. For the nine months ended September 30, 2000, we provided our services to approximately 28,000 local and long distance customers, had 79,430 revenue-producing access line equivalents and generated revenues of $82.8 million.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local, long distance, Internet, enhanced data services, and long-haul transport services. As of September 30, 2000, our ICP operations had 65,847 revenue-producing access line equivalents compared to 50,181 access line equivalents as of September 30, 1999. During the first quarter of 2000, we modified our definition of an access line equivalent to be a revenue producing end user. As a result of this change, we restated the number of access line equivalents in prior periods. The increase in access lines was mainly due to our growth and expansion into additional cities in Arkansas, Missouri and Texas. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Oklahoma and Texas.

    We offer ICP services at prices that are competitive to the incumbent local exchange carriers. We believe that while pricing is an important element of our marketing, small and medium-sized businesses are also focused on customer care, bundled telecommunications services with one point of contact for sales and service, and consistent quality of service when making their purchase decisions.

    During recent years, the market prices for many telecommunications services, such as long distance, have declined. We believe that this trend is likely to continue and may have a negative effect on our gross margins that may not be offset completely by savings from decreases in our cost of service.

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

    Our facilities-based customers provide higher gross margins than do our resale customers. Beginning in December 1998, we initiated a plan to focus on providing only facilities-based services. In March 1999, as part of this strategy, we increased the rates for all resale services to equal those charged by the Regional Bell Operating Companies, or RBOCs. As a result, some of our resale customers terminated our services. In July 1999, we began converting our resale customers to our unbundled network element platform, or UNE-P facilities-based services. We expect to maintain a base of resale customers for the foreseeable future due to some product offerings that are available via resale but are not available, or are prohibitively costly to offer, via facilities-based service.

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. As of September 30, 2000, our ILEC operations served 13,583 access lines compared to 13,686 access lines as of September 30, 1999.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                 THREE MONTHS           NINE MONTHS
                                                     ENDED                 ENDED
                                                 SEPTEMBER 30,         SEPTEMBER 30,
                                              -------------------   -------------------
                                                2000       1999       2000       1999
                                              --------   --------   --------   --------
                                                          ($ IN THOUSANDS)
Support revenue.............................   $1,118     $1,155     $3,656     $3,508
Percentage of ILEC revenue..................     29.2%      28.5%      32.2%      30.4%

    The Telecommunications Act of 1934, as amended in 1996, potentially impacts our sources of support revenue. Under previous regulation, access charges contained implicit support for high cost areas. Regulations adopted pursuant to the Telecommunications Act would remove implicit support from access charges and place more emphasis for such support on HCF/USF. In May 1997, the FCC adopted changes that may, over time, reduce or eliminate subsidies to telephone companies in areas where the cost of connecting and maintaining phone lines is demonstrated to be above the industry or area norm. We will continue to pursue our strategy to lessen the impact of any future regulatory changes by reducing our operating costs through consolidation of operational functions to achieve economies of scale.

COSTS AND EXPENSES

    Our primary expense categories include cost of service, selling, general and administrative expenses, or SG&A, and depreciation and amortization.

    Cost of service for our ICP operations consists primarily of fixed costs for leased lines, the variable costs of origination and termination and access services provided through ILECs and other telecommunications companies. We have deployed several digital switching platforms with local and long distance capability. In addition, we lease fiber trunking capacity from ILECs and other ICPs to connect our switches with our transmission equipment collocated in ILEC central offices.

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

    Our SG&A includes all infrastructure costs such as personnel, selling, customer support, corporate administration and network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with incentives for the number of access lines sold and revenues billed. We also pay commissions to independent sales agents for generating new sales and ongoing sales to existing customers.

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our 1998 acquisition of American Telco, Inc.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 1999

    REVENUE. For the three months ended September 30, 2000, total revenue decreased $2.0 million, or 7.1%, to $26.6 million from $28.6 million in 1999. The following table sets forth the components of our revenue for the three months ended September 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $22,742    $24,583
ILEC......................................................    3,831      4,036
                                                            -------    -------
                                                            $26,573    $28,619
                                                            =======    =======

    ICP. Our ICP revenue decreased $1.9 million, or 7.5%, to $22.7 million for the three months ended September 30, 2000, from $24.6 million for 1999. The majority of the decline in revenue related to $3.8 million in decreased long distance revenue due to reduced long distance rates and minutes of use. Local, data and other revenue increased by $3.3 million, which was offset by a decrease of $1.3 million in customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000. ICP revenue also includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. Our ILEC revenue decreased $.2 million, or 5.1%, to $3.8 million for the three months ended September 30, 2000, compared to $4.0 million for the three months ended September 30, 1999. The decrease in revenue primarily related to decreased access service revenue offset slightly by additional support revenue from the interstate access pool. Access lines were 13,583 as of September 30, 2000 compared to 13,686 as of September 30, 1999.

    COST OF SERVICE. For the three months ended September 30, 2000, our total cost of service decreased $4.3 million, or 18.7%, to $19.0 million from $23.3 million in the comparable period of 1999. These costs consisted primarily of wholesale charges from third party service providers relating to our ICP segment. Wholesale costs decreased due to decreased rates relating to long distance and the divestiture of the CPE division. The following table sets forth the components of our cost of service for the three months ended September 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $18,368    $23,006
ILEC......................................................      591        324
                                                            -------    -------
    Total.................................................  $18,959    $23,330
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE.  For the three months ended
September 30, 2000, our SG&A costs decreased $2.7 million, or 16.9%, to $13.1 million compared to $15.8 million for the three months ended
September 30, 1999. This is primarily due to reduced headcount in our ICP segment partially related to the sale of our CPE division and also reductions in force.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
September 30, 2000, our depreciation and amortization expense increased
$1.9 million, or 40.3%, to $6.7 million from $4.8 million for the same period of 1999. Our ICP segment's depreciation and amortization expense increased
$1.8 million, to $5.8 million from $4.0 million. This increase is primarily a result of depreciation and amortization on assets placed into service during the year. Our ILEC segment's depreciation and amortization increased $.1 million, or 22.5%, to $.9 million from $.8 million for the three months ended September 30, 2000 and 1999, respectively, also as a result of assets placed into service during the year.

    INTEREST INCOME. Our interest income decreased $.7 million to $.6 million for the three months ended September 30, 2000, from $1.3 million for the same period in 1999. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our 12.25% senior notes due 2008. The decrease in escrow was related to the repurchase of the senior notes. See "--Liquidity and Capital Resources."

    INTEREST EXPENSE. Our interest expense for the three months ended September 30, 2000 decreased $4.1 million, to $7.8 million from $11.9 million for the three months ended September 30, 1999. Our ICP segment's interest expense decreased $4.3 million to $7.4 million in 2000, from $11.7 million in 1999. The decrease is a result of the decrease in senior notes outstanding due to the repurchase activity. Our ILEC segment's interest expense increased
$.2 million to $.4 million from $.2 million for the three months ended September 30, 2000 and 1999, respectively, due to additional borrowings under mortgage notes payable.

    EXTRAORDINARY ITEMS. During the three months ended September 30, 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate price of $81.6 million. As a result of the transaction, we realized a net extraordinary gain of $142.2 million net of tax due to the senior note repurchase, which was offset by writing off previously capitalized financing costs associated with our senior notes. See "--Liquidity and Capital Resources."

    NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 1999

    REVENUE. For the nine months ended September 30, 2000, our total revenue decreased $2.6 million to $82.8 million from $85.4 million in 1999. The following table sets forth the components of our revenue for the nine months ended September 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $71,476    $73,851
ILEC......................................................   11,345     11,509
                                                            -------    -------
                                                            $82,821    $85,360
                                                            =======    =======

    ICP. Our ICP revenue decreased $2.4 million, or 3.2%, to $71.5 million for the nine months ended September 30, 2000, from $73.9 million for the comparable period of 1999. Although we experienced increased sales by our fiber operations and facilities-based access line growth, additional customer credits, reduced long distance rates, declining minutes of use and the divestiture of our CPE division were the primary factors relating to the decrease in revenue. Our ICP revenue also includes fiber long-haul transport services provided to both third parties and to our affiliates.

    ILEC. Our ILEC revenue decreased $.2 million to $11.3 million for the nine months ended September 30, 2000 compared to $11.5 million for the nine months ended September 30, 1999. The decrease in revenue primarily related to decreased access service revenue offset slightly by additional support revenue from the interstate access pool.

    COST OF SERVICE. For the nine months ended September 30, 2000, our total cost of service increased $.7 million, or 1.0%, to $65.6 million from $64.9 million in the comparable period of 1999. These costs consisted primarily of wholesale charges from third party service providers relating to our ICP segment. The following table sets forth the components of our cost of service for the nine months ended September 30:

                                                              2000       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $63,869    $64,092
ILEC......................................................    1,703        785
                                                            -------    -------
    Total.................................................  $65,572    $64,877
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE.  For the nine months ended
September 30, 2000, our SG&A costs increased $1.5 million, or 3.7%, to $44.8 million compared to $43.3 million for the nine months ended September 30, 1999. The primary reason for the increase is due to increases in our reserves for uncollectible accounts of $2.4 million and severance costs of $2.7 million. These costs were offset by a reduction in headcount in our ICP segment partially related to the sale of our CPE division and also reductions in force.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our customer premise equipment division. We sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma Company. As a result of the sale, we recognized a $3.8 million loss for the three months ended June 30, 2000 relating to the write-off of certain capitalized costs associated with the division. The loss was recognized in Adjusted EBITDA because the disposition created an impairment of certain long-lived assets.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the nine months ended September 30, 2000, our depreciation and amortization expense increased $5.3 million, or 36.6%, to $19.5 million from

$14.2 million for the same period of 1999. Our ICP segment's depreciation and amortization expense increased $4.9 million, to $17.0 million from $12.1 million. This increase is primarily a result of depreciation and amortization on assets placed into service during the year. Our ILEC segment's depreciation and amortization increased $.3 million, or 12.9%, to $2.5 million from $2.2 million for the nine months ended September 30, 2000 and 1999, respectively, also as a result of assets placed into service during the year.

    INTEREST INCOME. Interest income decreased $2.1 million to $2.5 million for the nine months ended September 30, 2000, from $4.6 million for the same period in 1999. Decreased interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our senior notes. See "--Liquidity and Capital Resources."

    INTEREST EXPENSE.  Our interest expense for the nine months ended
September 30, 2000 decreased $1.7 million, to $33.4 million from $35.1 million for the nine months ended September 30, 1999. Our ICP segment's interest expense decreased $1.6 million, or 4.7%, to $32.6 million in 2000, from $34.2 million in 1999. Our decrease related to decreased interest expense as a result of interest expense incurred during the nine months ending September 30, 1999 on our $50 million senior credit facility which was fully repaid in the first quarter of 2000. Our ILEC segment's interest expense remained relatively consistent from period to period at $.8 million and $.9 million for the nine months ended September 30, 2000 and 1999, respectively.

    EXTRAORDINARY ITEMS. During the nine months ended September 30, 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate price of $81.6 million. As a result of the transaction, we realized a net extraordinary gain of $142.2 million net of tax due to the senior note repurchase, which was slightly offset with an extraordinary loss caused by writing off previously capitalized financing costs associated with our senior notes. See "--Liquidity and Capital Resources."

    We also issued to DCCLP 90,000 shares of 15% Class A Preferred Stock manditorily redeemable in 2010 for $1,000 per share. The net proceeds from the sale of the preferred stock were used to repay our senior credit facility. We recognized an extraordinary loss of approximatley $2.5 million as a result of writing off previously capitalized financing costs associated with our senior credit facility. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

    We have required, and will continue to require, substantial capital, including additional debt and/or equity, to successfully implement our business plan. We have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We expect negative cash flows and losses before income taxes and extraordinary items to continue at least through 2001. In addition, our ILEC segment receives support revenue from federal and state agencies that accounted for approximately 32.2% and 30.4% of our ILEC revenue for the nine months ended September 30, 2000 and 1999, respectively. A decrease in support revenue, although unforeseen, could negatively affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $60.8 million and $53.8 million for the nine months ended September 30, 2000 and 1999, respectively.

    Our net cash used in investing activities was $9.9 million and $34.2 million for the nine months ended September 30, 2000 and 1999, respectively. Investing activities for the nine months ended September 30, 2000 primarily related to capital expenditures. During the nine months ended

September 30, 1999, our investing activities primarily related to capital expenditures offset by a decrease in receivables from our affiliates.

    Our net cash provided by financing activities was $71.2 million and $58.9 million for the nine months ended September 30, 2000 and 1999, respectively. During the nine months ended September 30, 2000, our financing activities consisted of increases in long-term debt, the sale of senior exchangeable preferred stock and maturities of investments held in escrow. This increase was offset by the repayment of our $50 million senior credit facility. The net cash provided by financing activities during the nine months ended September 30, 1999 primarily resulted from borrowings against our $50 million senior credit facility and maturities of restricted investments relating to the senior notes.

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

    During the third quarter of 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate price of $81.6 million. Funding for the senior notes repurchased and operating capital was provided by $65.5 million of senior loans from Dobson CC Limited Partnership due 2004, our controlling shareholder, and the release of $30.8 million held in escrow as collateral for the payment of interest on our senior notes. The senior loans bear interest equal to the prime rate plus two percent (11.5% at September 30, 2000), and interest is paid quarterly beginning September 30, 2000 through December 31, 2001. We will pay principal quarterly beginning March 31, 2002 through December 31, 2004. We realized an extraordinary pre-tax gain of $181.5 million as a result of the senior note repurchase. This extraordinary pre-tax gain was slightly offset by a $6.7 million extraordinary pre-tax loss as a result of writing off previously capitalized financing costs associated with our senior notes. The extraordinary items have been shown net of tax which has resulted in the recognitioin of a tax benefit associated with income from continuing operations for the nine months ended September 30, 2000, all of which was recorded in the third quarter of 2000.

    As of September 30, 2000, we had outstanding $86.9 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The senior notes indenture contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of September 30, 2000, we were in compliance with our restrictive covenants. Of the net proceeds from the sale of our senior notes, we used $122 million to purchase securities that were pledged to secure the first six semi-annual interest payments on our senior notes. The pledged securities have decreased as a result of the senior notes repurchased. The restricted cash and investment principal balance at September 30, 2000, relating to these purchased securities, was $10.2 million.

    We have funded our ILEC operations through several RUS/RTB loans. The RUS/RTB existing loans have scheduled maturities between 2000 and 2028. In October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of September 30, 2000, we had borrowed $11.1 million under this additional facility. Under the RUS/RTB facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of September 30, 2000, we were in compliance with our covenants.

CAPITAL COMMITMENTS

    Our capital expenditures for the nine months ended September 30, 2000 were $9.3 million and for the nine months ended September 30, 1999, were $37.7 million. We expect our capital expenditures to total approximately $12-$15 million for 2000. Our planned capital expenditures for 2000 are primarily to upgrade switch and outside plant facilities.

    In May 1998, we entered into a three year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In
January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this committment, $2.2 million remained outstanding at September 30, 2000.

    In June 1998, we entered into an agreement with MCI WorldCom to lease long distance capacity for three years with an aggregate minimum commitment during the term of the lease of $18 million, or $.5 million per month. In
December 1999, we amended our agreement to reduce our minimum monthly commitment from $.5 million to $.4 million and our total minimum commitment to $15.6 million, effective January 2000 through the end of the agreement. Of this commitment, we estimate that $2.4 million remains outstanding as of September 30, 2000.

    Although we cannot provide any assurance, we believe that borrowings under our RUS/RTB facility, financing previously provided by DCCLP, cash flows from operations and certain shareholder assistance will be sufficient to satisfy our current year expected operating expenses, capital expenditures, working capital and debt service obligations. The actual amount and timing of our future capital requirements may differ materially from our estimates as a result of, among other things, the demand for our services and regulatory, technological and competitive developments. We currently expect to pursue additional financing in the near term. DCCLP is committed to assisting us in obtaining funds to support our operations, as needed, if needed, in 2000. Sources of additional financing may include commercial bank borrowings, vendor financing and the sale of equity or debt securities. We cannot assure you that any such financing will be available on acceptable terms or at all.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and SAB 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. The Company believes its existing revenue recognition policies and procedures are in compliance with SAB 101 and, therefore, SAB 101's adoption will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or our performance to differ materially from plans include, without limitation, our ability to satisfy the financial covenants of our existing debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our operational support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. We cannot assure that the future results will be achieved; actual events or results may differ materially as a result of risks we face. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

    None.

ITEM 5.  OTHER INFORMATION

    None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

    The following exhibits are filed as part of this report:

EXHIBIT NUMBER                                  DESCRIPTION
--------------          ------------------------------------------------------------
    27                  Financial Data Schedule for the Nine Months Ended September
                        30, 2000

    (b) Form 8-K filings

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                                       By:             /s/ CRAIG T. SHEETZ
                                                            -----------------------------------------
                                                                         Craig T. Sheetz
                                                                   EXECUTIVE VICE PRESIDENT AND
                                                                     CHIEF FINANCIAL OFFICER
Date: November 13, 2000                                           (PRINCIPAL FINANCIAL OFFICER)