Form 10-K405
period 2000-12-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2001-04-02
CIK 1065458

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                                       OR

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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    As of March 15, 2001, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding, of which 1,752,242 shares were beneficially owned by persons not affiliated with the registrant. There is no established market value for the registrant's Class A Common Stock.

    Documents incorporated by reference: NONE

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                           ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
- ---------------------                                                                 --------
                                            PART I
1                       Business....................................................      3
2                       Properties..................................................     16
3                       Legal Proceedings...........................................     16
4                       Submission of Matters to a Vote of Security Holders.........     16

                                           PART II

5                       Market for Registrant's Common Equity and Related
                        Stockholder Matters.........................................     16
6                       Selected Financial Data.....................................     16
7                       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations...................................     20
7A                      Quantitative and Qualitative Disclosure About Market Risk...     29
8                       Financial Statements and Supplementary Data.................     30
9                       Changes in and Disagreements with Accountants on Accounting
                        and Financial Disclosure....................................     52

                                           PART III

10                      Directors and Executive Officers of the Registrant..........     52
11                      Executive Compensation......................................     56
12                      Security Ownership of Certain Beneficial Owners and
                        Management..................................................     60
13                      Certain Relationships and Related Transactions..............     61

                                           PART IV

14                      Exhibits, Financial Statement Schedules and Reports on Form
                        8-K.........................................................     63

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Oklahoma City, St. Louis, San Antonio, Tulsa and in other cities in Texas and Oklahoma. We are a provider of integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. We continually evaluate additional products and services to add to our offerings. For the year ended December 31, 2000, we provided our services to over 26,000 local and long distance customers, had 83,842 access line equivalents and generated revenues of $108.1 million. On June 15, 1998, we acquired American Telco, Inc. for $131.5 million. American Telco is included in our operations from the date of its acquisition.

STRATEGY

    We provide integrated local, long distance, Internet and enhanced data services to small and medium-sized business customers within our service area. We have operated as an ILEC in Oklahoma for over 60 years and believe we have a unique depth of experience and strong customer relationships in the region. In addition, we provide long-haul transport services in Oklahoma and Texas. We will continue to focus on the southwestern United States, primarily Kansas, Missouri, Oklahoma and Texas, because we believe this region has attractive demographics and a favorable regulatory environment. The principal elements of our services strategy include:

    DELIVER AN INNOVATIVE SUITE OF TELECOMMUNICATIONS SOLUTIONS TO TARGETED BUSINESS CUSTOMERS. We believe that there is substantial demand from small and medium-sized businesses for bundled telecommunications services provided on a single monthly bill and with a single point of contact for all sales and service. We provide our bundled service offerings, DSL Solutions and Broadband Connections, on a convenient integrated bill under our LOGIX(SM) brand name. Our sales professionals are trained to provide customers with sales and customer service relating to all of our products. Once a customer contracts with us for services, we assign a single account relations manager who has the responsibility of proactively contacting the customer to confirm satisfaction with existing products and to promote new services and programs. In addition to providing a tailored package of voice and data services, as a full service communications provider, we also offer integration services in which we evaluate a customer's needs, provision and custom configure telecommunications equipment.

    To service the needs of the smaller business customers, we also offer the Small Business Suite and Simplicity product sets. The small business offerings provide customers local and long distance services. These services can be obtained as a standalone product or as a bundled offering, and are available in all of our markets. Business customers can retain their phone numbers with no interruption in service. The small business product offerings utilize the Unbundled Network Element Platform, or UNE-P, service delivery method.

    BUILD MARKET SHARE THROUGH DIRECT SALES AND SUPERIOR CUSTOMER CARE. We seek to capture and retain customers through our experienced direct sales staff who have knowledge of the local market and by offering superior customer service and support. We believe a direct sales force that employs a consultative approach to address our customers' communications needs is an effective strategy for marketing telecommunications and data products to small and medium-sized businesses which typically do not have in-house telecommunications expertise. We believe these customers, because of their size, have generally not been targeted by the Regional Bell Operating Companies' direct sales forces. Our branch offices provide comprehensive support to our customers. At December 31, 2000, we had approximately 119 direct sales professionals in 12 branch offices.

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

MARKET OPPORTUNITIES

    Historically, businesses throughout the United States have purchased their telecommunication services from different vendors including local services from Bell Operating Companies; long distance and wide area data services from long distance carriers; and Internet services from Internet service providers, or ISPs.

    The use of multiple vendors and the lack of availability of bundled services have resulted in customers receiving multiple invoices for these services.

    We believe that small and medium-sized businesses desire a fully integrated package of services, with one monthly invoice and a single point of contact for all sales and service. We further believe that regulatory changes introduced by the Telecommunications Act of 1996, advances in technology and our experience and expertise in providing facilities-based communications services place us in a unique position to take advantage of the large telecommunications market in the Southwest. The growth in data and Internet provider services required by the business community also presents large opportunities for us.

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

    ENTERPRISE NETWORK SERVICES. Enterprise network services include the switching and transport of digitized data and voice over a network designed to provide highly reliable, flexible service and support many data transmission protocols. We provide our enterprise network services over a network of frame relay and asynchronous transfer mode, or ATM, data switches that we own, lease and connect to others. We are also able to provide remote access to businesses providing connectivity to corporate networks.

    INTERNET AND INTRANET SERVICES. We offer dedicated access to the Internet and provide additional services such as web hosting and intranet services. Our services include:

SERVICE OR FEATURE                                       DESCRIPTION
- ------------------               ------------------------------------------------------------
Dedicated Internet Access......  Continuously accessible high speed connection to the
                                 Internet via our data network.

Web Hosting....................  Basic web hosting and design.

Intranet Service...............  "Private" equivalents of the Internet allowing secure, closed user access to the customer's private web sites, and other features, including file transfer capabilities.

    INTRASTATE AND INTERSTATE TOLL SERVICES. Our intrastate and interstate services include the origination and termination of telephone calls between users in different cities or exchanges. We provide these services on a usage basis, utilizing our local/long distance switches, our inter-city network and services provided by other carriers. We also offer inbound toll free long distance services and nationwide calling card services.

    PRIVATE LINE SERVICES. We provide dedicated communication channels connecting discreet end points. We provide these non-switched services to locations within the same city, or between locations in different cities, which is known as interexchange private lines. We also provide special access services connecting a customer to a long distance carrier for the purpose of delivering long distance calls to the long distance carrier.

    INTEGRATION SERVICES.  Our integration services include:

    - initial evaluation of a customer's telecommunications needs;

    - provision and custom configuration of network devices, normally located at the customer's premises, which may include any special engineering, installation, or service functions provided by us; and

    - ongoing maintenance.

    LONG-HAUL TRANSPORT SERVICES. We provide long-haul transport services in Oklahoma and Texas on a wholesale basis as a "carriers' carrier" to private businesses and government end-users. We have long-haul service contracts with various long-distance carriers, including AT&T Corporation, SBC
Communications, Inc., Sprint Corporation and NTS Communications, Inc.

ILEC SERVICES

    Since 1936, through our predecessors and subsidiaries, we have provided incumbent local exchange carrier services and we currently own and operate nine adjoining local exchanges in western Oklahoma and three adjoining local exchanges adjacent to and east of the Oklahoma City metropolitan area. As of December 31, 2000, our local telephone exchanges served approximately 13,607 access lines. We provide local and long distance telecommunications services with enhanced and value-added calling and billing features.

    Our ILEC operations receive high cost support funds from Oklahoma state jurisdictions and the federal universal service funds due to factors such as the geographic conditions and subscriber density in the areas in which we provide service. These two sources represented approximately 31.1% of our annual ILEC revenues for 1998, 30.0% for 1999, and 30.5% for 2000. Our other primary sources of ILEC revenues consist of end user and access revenues. End user revenues consist of charges for local, long distance, data, Internet and enhanced services such as call waiting and call forwarding. Access revenue represents amounts charged to long distance carriers for providing access from the long distance carrier's point of presence to the end user who makes or receives a long distance call.

NETWORK INFRASTRUCTURE

    SWITCHING AND ROUTING. All of our ILEC traffic routes via our Nortel DMS 500 supernode switch in Oklahoma City. The following table reflects our switching and routing devices that were in operation on December 31, 2000:

  SWITCHES AND ROUTERS             TYPE OF SWITCH        NUMBER            LOCATION(S)
 Alcatel Digital 3/1/0 DACS  Multiserve Bandwidth            9      Oklahoma and Texas
                             Manager
 Nortel DMS 500              Voice & ISDN Data               4      Austin, Dallas, Houston
                                                                    and Oklahoma City
 Nortel DMS 100              Voice & ISDN Data               2      San Antonio and Tulsa
 Nortel DMS 10               Voice & ISDN Data               3(1)   Amarillo and Oklahoma
 Alcatel DEX 600 Digital     Long distance (voice)           1      Houston
   Switch
 Nortel Remote Service Line  Local (voice)                  36      At ILECs in Oklahoma
   Module/Remote
   Switching Center
 Cisco BPX 8600 and MGX      ATM                            10      Throughout the Southwest
   8201                                                             Amarillo, Austin, Dallas,
 Cisco 7206                  Router                          6      San Antonio and Tulsa
 Cisco 7500                  Router                          4      Oklahoma City and Houston
 Advanced Fiber              Local (voice)                  12      At ILEC's in Oklahoma
   Communications
   Digital Loop Carriers

- ------------------------

(1) We have two DMS 10s located with the ILEC in Oklahoma.

    INTERCONNECTION AGREEMENTS. Our interconnection agreements with SBC and Verizon (f/k/a GTE Corporation) allow us to:

    - resell their local exchange services in Oklahoma and Texas; and

    - interconnect our network with their networks for the purpose of gaining access to all of their unbundled network elements, or UNEs.

    These agreements will allow us to deploy our network and offer local exchange services in other SBC and Verizon markets.

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

    We intend to collocate in central offices where we believe the cost to install a collocate is justified by the addressable market opportunity. We currently have collocated our equipment in 16 central offices in Oklahoma and Texas.

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

    We operate 365 route miles of long-haul fiber optic facilities. We entered the fiber business in 1990 when we joined with AT&T and placed fiber between Oklahoma City and Amarillo to link our local exchanges. We and AT&T each have our own cable, sharing in all legal rights to the private right-of-way where the cables are located. We also plan to use dense wavelength division multiplexing technology, or DWDM, to maximize our capacity on any fiber strands we operate.

    We own a 20% interest in Forte of Colorado Partnership, which owns 230 route miles of fiber which run from Springfield, Colorado to Colorado Springs. To enhance the revenue potential for the above segments, we, together with Forte of Colorado and other segment providers have interconnected our networks.

OPERATIONS SUPPORT SYSTEMS

    We undertake our sales, provisioning and billing functions, and the coordination of these functions through various methods, including manual and automated operations. As a result of our growth by acquisition, our billing, customer service and information functions are operated using various systems including those that have been developed in-house, supplied by third party vendors, or incorporated into our operations as a result of acquisitions, such as that of American Telco.

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

    Our ICP services are sold through our existing sales force, supported by sales engineers. Our sales force includes specialized professionals who focus on sales to commercial and carrier consumers. Our sales staff works to gain a better understanding of the customer's operations in order to develop innovative, application-specific solutions to each customer's needs. Our sales personnel locate potential business customers by several methods, including customer referral, market research, cold calling and other networking alliances.

    We have approximately 119 sales professionals with branch offices located in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Oklahoma City, St. Louis, San Antonio and Tulsa. Deploying this number of sales professionals located at various branch offices in our target markets allows us to execute our strategy of face-to-face sales and a single point of contact for all of our customers. We have trained our sales force to market and sell both voice and data products. We market our long-haul transport services through our direct and indirect sales force.

CUSTOMER SERVICE

    Our sales and marketing approach is to build long-term business relationships with our customers, with the intent of becoming the single source provider of all of their telecommunications services. To this end, we assign a dedicated account relations manager to each business account who is responsible for proactively contacting the customer on a monthly basis. Our managers ensure that customers are satisfied with their current services and promote new services and programs. We believe that this activity improves customer retention and enhances penetration within the existing customer base.

    We have dedicated staff to coordinate service and installation activities. These activities include surveying the site to assess ambient conditions and power and space requirements, as well as coordinating installation dates and equipment delivery and testing. Our customer service and technical staff, which is available 24 hours every day, plans, engineers, monitors and maintains the integrity, quality and availability of our networks.

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

    Our principal competitors in our markets include Allegiance Telecom Inc., Birch Telecom, Inc., e.spire Communications, Inc., Intermedia
Communications, Inc. (recently acquired by WorldCom), NuVox
Communications, Inc., Teligent, Inc., Winstar Communications, Inc. and XO Communications, Inc. Other local service providers may also be initiating operations within one or more of our service areas. In addition, we expect long distance carriers, including AT&T, Sprint and WorldCom, to offer local services together with their long distance services in certain markets. At least two of these competitors, AT&T and WorldCom, have entered or announced plans to enter a number of our service areas. In addition, WorldCom and Sprint both have acquired entities holding multichannel, multipoint distribution services, or MMDS, licenses, which can be used to provide broadband fixed wireless access services that may compete with services that we provide. In June 1998, Qwest Communications International, Inc. acquired LCI International Telecom, and in August 2000, merged with US WEST Communications, Inc., an RBOC serving 14 states in the Southwest, Mountain States and Pacific Northwest. Qwest is partially owned by BellSouth Corporation, another RBOC.

    Recent mergers and strategic alliances among RBOCs and other large telecommunications carriers since passage of the Telecommunications Act raise serious questions about potential adverse effects upon the development of competition in the telecommunications industry. These mergers and alliances also may have an impact on our business prospects, because the increased size and resources of some of these entities may make them even more formidable competitors. SBC has merged with Pacific Bell, Southern New England Telecommunications and Ameritech Corporation. As noted, Bell Atlantic Corporation (which has already merged with NYNEX Corporation) and GTE also have merged and now jointly operate under the name of Verizon. The SBC/Ameritech merger also arguably has reduced competition in specific markets because Ameritech had previously announced plans to launch local service in Texas and St. Louis, Missouri and in other markets within SBC's region.

    Other potential competitors include digital subscriber line companies, cable television companies, utility companies and wireless telephone systems operators and private networks built by large end-users. We cannot predict the number of competitors that will emerge as a result of existing or any new federal and state regulatory or legislative actions.

    In the market areas where we operate as an ILEC, we are the sole provider of local services. The Telecommunications Act requires that, after a bona fide request for interconnection and a determination by the applicable state regulatory commission that such interconnection is not uneconomically burdensome, we will be required to interconnect our incumbent local exchange carrier networks with the networks of other ICPs at rates that are reasonable and non-discriminatory. As a result, other ICPs, including SBC, could negotiate interconnection agreements with us and resell our local exchange services in our market areas or provide such service using unbundled network elements.

    In all of our geographic market areas, competition is based on price, quality, reliability, customer service, responsiveness and service features. We have kept our prices for ICP services at levels competitive with those of the incumbent local exchange carriers while providing, in our opinion, a higher level of service and responsiveness to our customers.

    Although ILECs are generally subject to greater pricing and regulatory constraints than other local network service providers, ILECs are achieving increasing pricing flexibility for their local services as a result of recent legislative and regulatory developments. ILECs have continued to reduce rates, resulting in downward pressure on certain dedicated and switched access transport rates. This price deterioration has decreased operating margins for these services. However, we believe this effect will be offset by the increased revenues available as a result of access to customers provided through co-carrier interconnection agreements and the opening of local exchange service to competition. In addition, we believe that lower rates for dedicated access will benefit other services that we offer.

    ENHANCED DATA SERVICES. We face competition in our enhanced data services business from incumbent local exchange carriers, long distance carriers, very small aperture terminal, or VSAT, providers, Internet service providers and others. Many of our existing and potential competitors have financial and other resources significantly greater than ours.

    We compete with the larger long distance carriers on the basis of price, service responsiveness and an ability to rapidly utilize new technology and service trends. All of the major long distance carriers, including AT&T, Sprint and WorldCom, offer frame relay services and several of the major long distance carriers have announced plans to provide Internet services. We believe we compete favorably with these providers in our markets, based on the features and functions of our services and our experience and in-house expertise. Continued aggressive pricing is expected to support continued rapid growth, but could place increasing pressure on our gross margins.

    We also compete with VSAT services on the basis of price and data capacity. We believe that the relatively low bandwidth of each VSAT terminal and the cost of purchasing and installing VSAT equipment limits the ability of VSAT to compete with the frame relay services that we provide.

    LONG DISTANCE. The long distance market has relatively insignificant barriers to entry, high churn rate, numerous entities competing for the same customers and prices that have declined and are expected to continue to decline. The numerous current and potential competitors in the market include

AT&T, Sprint, MCI WorldCom, Teleglobe Communications, Inc., Qwest, other ICPs, microwave and satellite carriers and private networks owned by large end-users. We compete on the basis of price, customer service, clear pricing policies and, to a lesser extent, variety of services. We also expect to face competition from firms offering long distance data and voice services over the Internet. These firms could enjoy a significant cost advantage because they currently do not pay carrier access charges or universal service fees.

    Bell Operating Companies, such as SWBT, are currently allowed to provide interLATA long distance services outside their regions, as well as interLATA mobile services within their regions. Under the Telecommunications Act, the RBOCs will be allowed to provide interLATA long distance services within their regions after meeting certain requirements intended to foster opportunities for local telephone competition. A number of Bell Operating Companies have applied for in-region, interLATA approval, and Bell Atlantic's application for service in New York State was been approved. Additionally, SBC is now authorized to provide in-region interLATA services in Kansas, Oklahoma and Texas. See "Regulation."

    In providing long distance services, we focus on quality service and economy to distinguish ourselves in a very competitive marketplace. The additional new services that we offer as we implement our local exchange services allow us to market a wide array of fully integrated telecommunications services. While these services are subject to highly competitive pricing pressures, our cost to provide these services is decreasing as utilize our own local/long distance voice switches and interexchange network facilities.

    LONG-HAUL FIBER. Our primary competitors who provide long-haul fiber capacity are Broadwing Communications, Inc., Qwest and AT&T. AT&T has a transmission line adjacent to ours between Oklahoma City and Amarillo. We also compete with other facilities-based long distance carriers, such as WorldCom and Sprint, all of which have substantially greater financial resources than ours and a more extensive transmission network than our network. In Oklahoma, our principal competitor is a subsidiary of SBC. We may also face competition from the RBOCs, Valor Telecom and others such as electric utilities and cable television companies, including both wireless and satellite.

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

    FEDERAL REGULATION. We are categorized as a non-dominant carrier by the FCC for the provision of our ICP services, and as a result we are subject to relatively limited regulation of our interstate and international services. Tariffing and certain general policies and rules apply, as well as certain reporting requirements, but our rates are not subject to prior FCC approval. We have all the operating authority required by the FCC to conduct long distance and international business at present. Additionally, as a non-dominant carrier, we may install and operate additional facilities for the transmission of domestic and international interstate communications without additional FCC authorization, except to the extent that radio licenses or additional international authorizations are required or that installation of a facility raises certain environmental impact issues under the FCC's rules.

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

    The FCC also regulates the interstate access rates charged by ILECs for the origination and termination of interstate long distance traffic. Those access rates make up a significant portion of the cost of providing long distance service. On May 16, 1997, the FCC released the Access Charge Reform Order revising its access charge rate structure. The new rules substantially increase the costs that local exchange carriers, which are subject to the FCC's price cap rules, recover through monthly, non-traffic sensitive access charges and substantially decrease the costs that price cap LECs recover through traffic sensitive access charges. In the order, the FCC also announced its plan to bring interstate access rate levels more in line with cost. The FCC has stated that this plan will grant price cap LECs increased pricing flexibility upon demonstrations of increased competition, or potential competition, in relevant markets. The manner in which the FCC further implements this approach to lowering access charge levels could have a material adverse effect on our ability to compete in providing interstate access services and on our ILEC operations. Several parties appealed the FCC's Access Charge Reform Order, and in May 1999 the U.S. Court of Appeals for the District of Columbia Circuit remanded certain rules regarding adjustment factors applicable to access charges to the FCC for further proceedings. Furthermore, the FCC has initiated proceedings and adopted new rules to price cap ILECs for the purpose of revising access charge regulations in light of decisions made in the FCC's universal service proceedings. A proposal to revise access charges and universal service rules for rural ILECs is currently under consideration at the FCC. The impact of the FCC's decisions will not be known for some time, during which time the access charge rules may be revised further by the FCC and/or be subject to additional judicial review.

    In a related matter, on May 8, 1997, the FCC released the Universal Service Order establishing a significantly expanded federal telecommunications subsidy regime for telecommunications carriers serving high cost and low income consumers. Pursuant to the Telecommunications Act, the FCC established new subsidies for telecommunications services provided to qualifying schools, libraries and rural health care providers. The FCC also expanded the federal subsidies to low-income consumers and customers in high-cost areas. Providers of interstate telecommunications service, such as us, as well as certain other entities, must pay for these programs. The United States Court of Appeals for the Fifth Circuit recently reversed many of the FCC's rules regarding carriers' contribution obligations, and the FCC has recently adopted rules implementing the court's decision. The FCC's decision implementing the court's decision is subject to further administrative and judicial proceedings, and the impact of the court's decision is uncertain. The Fifth Circuit also largely upheld the FCC's methodology for calculating universal service support for high cost rural areas.

    In addition, the FCC and the courts are considering related questions regarding the applicability of access charges, and universal service fees to Internet service providers. Currently such providers are not subject to these expenses. Some ILECs and other parties argue that this exemption gives an unfair advantage to Internet service providers, particularly when they provide data, voice or other services in direct competition with conventional telecommunications carriers. We are not in a position to determine how these access and universal service matters will be resolved, and whether or not such resolution will be harmful to our competitive position.

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

    On August 8, 1996, the FCC released the Local Competition Order to implement the interconnection, network unbundling and resale provisions of the Telecommunications Act. The Local Competition Order established rules pursuant to which incumbent local exchange carriers interconnect their networks with the networks of competitive local exchange carriers at rates that are reasonable and non-discriminatory. The Local Competition Order also established rules governing the rights of ICPs to obtain and use elements of the incumbent local exchange carriers' networks at cost-based rates either to supplement or substitute for alternative local network facilities that the ICP would otherwise be required to install. The Local Competition Order set rules governing competitive local exchange carrier access to wholesale versions of the incumbent local exchange carriers' retail local services for resale. The ILECs are required to establish operations support systems so that these services and functionality's can be made available to other carriers on a nondiscriminatory basis. The Local Competition Order also created rules to deal with reciprocal compensation for the transport and termination of local telecommunications, non-discriminatory access to rights of way, and related matters. A related FCC order adopted the same day established rules implementing the Telecommunications Act with respect to local and toll dialing parity among competitors; nondiscriminatory access to telephone numbers, operator services, directory assistance and listings, and network information; and reform of numbering administration.

    The Bell Operating Companies, large independent incumbent local exchange carriers and state regulatory commissions challenged the Local Competition Order in Federal Court. In 1997, the U.S. Court of Appeals for the Eighth Circuit found that the FCC lacked statutory authority under the Telecommunications Act for a major portion of its rules. In January 1999, however, the U.S. Supreme Court largely reversed the Eighth Circuit decision and upheld the FCC's jurisdiction to issue the rules. The U.S. Supreme Court remanded to the FCC the issue of which UNEs should be made available to competitive local exchange companies. In November 1999, the FCC issued its order addressing the issue remanded by the U.S. Supreme Court. The FCC affirmed six of the original seven UNEs, with the exception of directory assistance and operator assistance. The FCC determined that directory assistance and operator assistance services did not fall under the "necessary and impaired standard." The U.S. Court of Appeals for the Eighth Circuit struck down the FCC's pricing methodology on appeal, however, and the U.S. Supreme Court has granted certiorari to consider the FCC's further appeal of the Eighth Circuit's decision, which remains pending. Other FCC rules related to local telephone competition remain the subject of legal challenges, including the FCC's collocation requirement. On March 17, 2000, the United States Court of Appeals for the District of Columbia Circuit vacated a portion of the FCC's rules requiring collocation at ILEC central offices and remanded back to the FCC. Specifically, the Court remanded back to the FCC the decision of what equipment should be allowed in a collocation space. The FCC's decision on remand could affect our operations.

    In connection with offering local exchange services, we have entered into approved interconnection agreements with SBC in Arkansas, Kansas, Missouri, Oklahoma and Texas; Valor Telecom in Oklahoma, Sprint in Missouri and Verizon in Texas permitting us to:

    - resell SBC's local exchange services in Oklahoma, Texas, Kansas, Missouri, and Arkansas;

    - resell Verizon's local exchange services in Texas;

    - interconnect our network with SBC's, Sprint's, Valor's and Verizon's networks for the purpose of exchanging local traffic with ILECs for both resale and facility-based service; and

    - gain access to all of SWBT, Sprint, Valor and Verizon's UNEs.

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

    The Telecommunications Act potentially affects our ILEC operations. Under previous regulations access charges contained implicit support for high-cost areas. The FCC has initiated proceedings to overhaul the federal access charge regime and universal service the contribution mechanism for federal support. To the extent reductions in access charges are not offset by explicit universal service subsidies, this could have a material adverse effect upon our ILEC operations. Until such time as these reforms to the Federal universal service support mechanisms and/or access charge regime are final and implemented, we cannot give you any assurance of what effect the Orders will have on competition within the telecommunications industry generally, or on our competitive position in particular.

    A number of ILECs, including SWBT and BellSouth, have been contesting whether the obligation to pay reciprocal compensation to ICPs should apply to local telephone calls terminating to Internet service providers. The ILECs claim that this traffic is interstate in nature and therefore should be exempt from compensation arrangements applicable to local calls. Currently, the commissions of a majority of states, including Maryland, Michigan, New York, Oklahoma, Tennessee, Texas and Virginia, have ruled that reciprocal compensation arrangements do apply to Internet service providers' traffic, but other states and some courts, including Oklahoma and Texas, have ruled to the contrary. Disputes over the appropriate treatment of Internet service providers traffic are pending in other states. In a February 1999 decision, the FCC affirmed the Internet service providers exemption from interstate access charges, but also determined that Internet traffic is interstate and interexchange in nature and therefore subject to federal jurisdiction. The FCC thus held that Internet-bound traffic terminating on an ICP's facilities is a non-local service and therefore does not statutorily give rise to reciprocal compensation, but it did not preempt state rules regarding compensation for such traffic. The FCC tentatively concluded that inter-carrier compensation for Internet traffic should be governed prospectively by specifically negotiated and arbitrated interconnection agreements. The United States Court of Appeals for the District of Columbia Circuit, however, recently vacated the FCC's decision and remanded the case to the FCC, and the FCC thus does not currently require ILECs to pay reciprocal compensation for Internet service providers' traffic. The ultimate impact of this decision on us is uncertain. Further proceedings will be undertaken at the FCC, while state commissions will likely continue to assert jurisdiction over ISP traffic for purposes of reciprocal compensation. Also, the FCC is reportedly preparing to initiate reforms of inter-carrier compensation schemes like reciprocal compensation. We could be adversely affected by state and federal decisions on this matter.

    STATE REGULATION. We are also subject to various state laws and regulations. Most PUCs require providers such as us to obtain authority from the commission prior to the initiation of intrastate service. We have been certified to provide interexchange toll services in Alabama, Arkansas, Arizona, California, Colorado, Delaware, Florida, Georgia, Hawaii, Idaho, Illinois, Indiana, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Montana, Nebraska, Nevada, New Hampshire, New Jersey, New Mexico, New York, North Carolina, North Dakota, Ohio, Oklahoma, Oregon, Pennsylvania, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Vermont, Utah, Virginia, West Virginia, Wisconsin and Wyoming. Interexchange authority (sometimes referred to as intraLATA authority) allows us to provide toll services within each of the states listed above. Additionally, we have local exchange authority in Arkansas, Arizona, Colorado, Illinois, Kansas, Louisiana, Missouri, Nevada, New Mexico, New York, Oklahoma, Oregon, Tennessee, Texas and Wisconsin. In Arkansas, Kansas, Missouri, Texas and Oklahoma, we have tariffs setting forth the terms, conditions and prices for services that are classified as intrastate. We are also required to update or amend our tariffs when we adjust our rates or adds new products, and we are subject to various reporting and record-keeping requirements.

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

    Many states also require prior approval for transfers of control of certified carriers, corporate reorganizations, acquisitions of telecommunications operations, assignment of carrier assets, carrier stock offerings and carriers' incurrance of significant debt obligations. Certificates of authority can generally be conditioned, modified, canceled, terminated or revoked by state regulatory authorities for failure to comply with state law and/or the rules, regulations and policies of state regulatory authorities. Fines or other penalties also may be imposed for such violations. We cannot assure you that state utilities commissions or third parties will not raise issues with regard to our compliance with applicable laws or regulations.

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

    We also will be heavily affected by state commission decisions related to the incumbent local exchange carriers. For example, state commissions have significant responsibility under the Telecommunications Act to oversee relationships between incumbent local exchange carriers and ICPs with respect to use of the ILECs' network elements and wholesale local services. State commissions arbitrate interconnection agreements between the incumbent local exchange carriers and ICPs. They will also determine how competitors can take advantage of the terms and conditions of interconnection agreements that ILECs reach with other carriers. It is too early to evaluate how these matters will be resolved, or their impact on us.

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

EMPLOYEES AND AGENTS

    As of December 31, 2000, we had 565 employees. None of our employees are represented by a labor organization, and we consider our employee relations to be good.

ITEM 2. PROPERTIES

    We maintain our corporate headquarters in Oklahoma City, Oklahoma where we lease approximately 45,000 square feet, at a monthly rental of approximately $44,000. As of December 31, 2000, we also owned 46 switch sites and leased 15 sales and administrative offices and 8 switch sites at aggregate annual rentals of approximately $4.7 million. We may, in the future, lease or acquire new facilities as needed. We do not anticipate that we will encounter any material difficulties in meeting our future needs for any leased space.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    There is no established trading market for our common stock. As of March 15, 2001, we had 35 holders of record of our common stock.

    During 2000, we granted options to 84 persons to purchase an aggregate of 3,188,000 shares of our common stock pursuant to our stock option plans. Each person to whom options were granted was an officer or key employee, and each person represented that the shares to be acquired upon exercise of the option would be acquired for investment purposes. We relied upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, in connection with the issuance of such options.

ITEM 6. SELECTED FINANCIAL DATA

    The following table presents our selected historical consolidated financial data with respect to the years ended December 31, 1996, 1997, 1998, 1999 and 2000. We acquired American Telco on June 15, 1998 and our historical consolidated financial data includes the results of American Telco's operations from the date of its acquisition. We derived the selected historical financial data for each of the five years presented from our audited consolidated financial statements which have been audited by Arthur Andersen LLP, independent public accountants. Our historical consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of

Operations" and the audited consolidated financial statements and the related notes thereto included in "Financial Statements and Supplementary Data."

                                                                                 YEAR ENDED DECEMBER 31,
                                                           -------------------------------------------------------------------
                                                              1996          1997          1998          1999          2000
                                                           -----------   -----------   -----------   -----------   -----------
                                                                         ($ IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Revenue:
  ICP....................................................  $     3,543   $     4,816   $    52,099   $    97,644   $    92,394
  ILEC...................................................       14,365        15,361        15,604        15,642        15,672
                                                           -----------   -----------   -----------   -----------   -----------
    Total revenue........................................       17,908        20,177        67,703       113,286       108,066
Operating expenses:
  Cost of service........................................        2,823         3,269        41,879        87,580        80,321
  Selling, general and administrative....................        7,815         8,735        33,539        63,377        57,185
  Loss on disposition....................................           --            --            --            --         3,847
  Depreciation and amortization..........................        4,479         4,931        12,387        21,038        26,537
                                                           -----------   -----------   -----------   -----------   -----------
    Total operating expenses.............................       15,117        16,935        87,805       171,995       167,890
                                                           -----------   -----------   -----------   -----------   -----------
Operating income (loss)..................................        2,791         3,242       (20,102)      (58,709)      (59,824)
Interest income..........................................           --            15         5,794         5,771         2,679
Interest expense.........................................       (2,194)       (2,459)      (25,906)      (47,863)      (38,622)
Other income (expense), net..............................          (83)           88           142          (155)       (6,610)
                                                           -----------   -----------   -----------   -----------   -----------
Income (loss) before income taxes, extraordinary items
  and cumulative effect of change in accounting
  principle..............................................          514           886       (40,072)     (100,956)     (102,377)
Income tax (provision) benefit...........................         (183)         (337)        1,271            --        38,903
                                                           -----------   -----------   -----------   -----------   -----------
Income (loss) before extraordinary items and cumulative
  effect of change in accounting principle...............          331           549       (38,801)     (100,956)      (63,474)
Extraordinary item, net of income taxes(1)...............           --          (217)           --            --       133,390
                                                           -----------   -----------   -----------   -----------   -----------
Income (loss) before cumulative effect of change in
  accounting principle...................................          331           332       (38,801)     (100,956)       69,916
Cumulative effect of change in accounting principle, net
  of income taxes(2).....................................           --            --          (699)           --            --
                                                           -----------   -----------   -----------   -----------   -----------
Net income (loss)........................................  $       331   $       332   $   (39,500)  $  (100,956)  $    69,916
Dividends on preferred stock.............................           --            --            --            --       (10,684)
Net income (loss) applicable to common stockholders......  $       331   $       332   $   (39,500)  $  (100,956)  $    59,232
                                                           ===========   ===========   ===========   ===========   ===========
Basic net income (loss) applicable to common stockholders
  per common share:
  Before extraordinary item and cumulative effect of
    change in accounting principle.......................  $      .005   $      .008   $     (.545)  $     (1.42)  $     (1.04)
  Extraordinary item.....................................           --         (.003)           --            --          1.87
  Cumulative effect of change in accounting principle....           --            --         (.009)           --            --
                                                           -----------   -----------   -----------   -----------   -----------
Basic net income (loss) applicable to common stockholders
  per common share.......................................  $      .005   $      .005   $     (.554)  $     (1.42)  $       .83
                                                           ===========   ===========   ===========   ===========   ===========
Basic weighted average common shares outstanding.........   71,250,000    71,250,000    71,250,000    71,250,000    71,250,000
                                                           ===========   ===========   ===========   ===========   ===========

                                                                       YEAR ENDED DECEMBER 31,
                                                       -------------------------------------------------------
                                                         1996       1997       1998        1999        2000
                                                       --------   --------   ---------   ---------   ---------
                                                                          ($ IN THOUSANDS)
Other Financial Data:
  Adjusted EBITDA(3):
    ICP..............................................  $ 1,738    $ 1,142    $ (16,129)  $ (46,647)  $ (42,533)
    ILEC.............................................    5,532      7,031        8,414       8,976       9,246
                                                       -------    -------    ---------   ---------   ---------
      Total..........................................  $ 7,270    $ 8,173    $  (7,715)  $ (37,671)  $ (33,287)
                                                       =======    =======    =========   =========   =========
Income (loss) before income taxes, extraordinary
  items and cumulative effect of change in accounting
  principle
    ICP..............................................  $  (411)   $(1,589)   $ (44,734)  $(105,646)  $(106,471)
    ILEC.............................................      925      2,475        4,662       4,690       4,094
                                                       -------    -------    ---------   ---------   ---------
      Total..........................................  $   514    $   886      (40,072)  $(100,956)  $(102,377)
                                                       =======    =======    =========   =========   =========
Cash flow provided by (used in):
    Operating activities.............................  $ 6,349    $ 3,704    $ (10,815)  $ (84,557)  $ (68,340)
    Investing activities
      Capital expenditures...........................   (3,902)    (5,442)     (55,220)    (47,426)    (12,284)
      Other..........................................   (1,583)     1,982     (140,531)      3,521           6
    Financing activities.............................     (619)      (619)     237,987      97,459      80,909
Other Data:
  Access line equivalents............................   11,959     12,724       52,265      71,035      83,842
  Route miles(4).....................................      690        315          364         365         365
  Fiber miles(5).....................................   14,633     11,322       11,371      11,419      11,419
  Switches...........................................       34         35           38          47          58

                                                                DECEMBER 31,
                                                                    2000
                                                              ----------------
                                                              ($ IN THOUSANDS)
Balance Sheet Data:
  Cash and cash equivalents.................................      $    963
  Property, plant and equipment, net........................       110,342
  Total assets..............................................       254,567
  Total debt................................................       194,973
  Stockholder's deficit.....................................       (61,144)

- --------------------------

(1) Extraordinary items reflect expense associated with early extinguishment of debt, net of income tax benefit.

(2) Cumulative effect of change in accounting principle reflects the charge taken, net of income tax benefit, as a result of the implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities," effective January 1, 1998.

(3) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation and amortization, other income (expense), extraordinary items and changes in accounting principles. Adjusted EBITDA is provided because it is a measure commonly used in the industry and by us to assess a company's operating performance and its ability to incur or service debt. In addition, the indenture governing our senior notes contains certain covenant requirements that are based on Adjusted EBITDA. Adjusted EBITDA is not derived pursuant to generally accepted accounting principles and should not be construed as an alternative to net income, as a measure of performance, or to cash flows, as a measure of liquidity. Adjusted EBITDA, as measured by us, may differ significantly from similarly named measurements of other companies and, as a consequence, may not provide any degree of reliable comparability. The calculation of Adjusted EBITDA does not include our commitments for capital expenditures or payments of debts and should not be deemed to represent funds available to us.

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

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma Corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Oklahoma City, St. Louis, San Antonio, Tulsa, and in other cities in Oklahoma and Texas. We are a provider of integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. We are continually evaluating additional products and services to add to our offerings. For the year ended December 31, 2000, we provided our services to over 26,000 local and long distance customers, had 83,842 access lines equivalents and generated revenues of $108.1 million. On June 15, 1998, we acquired American Telco for
$131.5 million. American Telco is included in our operations from the date of its acquisition.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of December 31, 2000, our ICP operations served 70,235 access lines compared to 57,377 access lines as of December 31, 1999. This was mainly due to our growth and expansion into additional cities in Kansas and Missouri. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Kansas, Missouri, Oklahoma and Texas.

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

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. As of December 31, 2000 our ILEC operations served 13,607 access lines compared to 13,658 access lines as of December 31, 1999.

    Our ILEC revenues consist of:

    - end user revenue, which includes charges for local service and enhanced services such as call waiting and call forwarding;

    - access revenue, which is paid by long distance carriers for providing access from the long distance carrier's point of presence to the end user who makes or receives a long distance call; and

    - support revenue, which is paid by federal and state agencies to companies, such as us, which operate in areas where factors such as geographic conditions and/or low subscriber density increase the cost of providing service.

    Support revenue consists of high cost funds, or HCF, from state agencies and universal service funds, or USF, from federal and state agencies.

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                                 YEAR ENDED DECEMBER 31,
                                                          --------------------------------------
                                                            1998           1999           2000
                                                          --------       --------       --------
                                                                     ($ IN MILLIONS)
Support revenue....................................         $4.9           $4.7           $4.8
Percentage of incumbent local exchange carrier
  revenue..........................................         31.1%          30.0%          30.5%

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

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration, personnel, and network maintenance. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with additional incentives for monthly recurring revenue contributions. As our customer base grows, and if we expand into new geographic markets, add new sales offices and facilities and enlarge our current product offerings, the cost of service and SG&A would be expected to increase. As we grow, over time we expect SG&A to decrease as a percentage of our revenues.

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our acquisition of American Telco.

RESULTS OF OPERATIONS

    Our results of operations have been significantly affected by our acquisition of American Telco on June 15, 1998. This acquisition was accounted for as a purchase and the results of the operations of American Telco are included since the date of acquisition. As a result of this acquisition, our results of operations for periods prior to 1999 are not comparable.

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    REVENUE. For the year ended December 31, 2000, total revenue decreased $5.2 million, or 4.6% to $108.1 million from $113.3 million in 1999. The following table sets forth the segments of our revenue for the years ended December 31:

                                                            1999       2000
                                                          --------   --------
                                                           ($ IN THOUSANDS)
ICP.....................................................  $ 97,644   $ 92,394
ILEC....................................................    15,642     15,672
                                                          --------   --------
                                                          $113,286   $108,066
                                                          ========   ========

    ICP. Our ICP revenue decreased $5.3 million, or 5.4%, to $92.4 million for the year ended December 31, 2000, from $97.6 million for 1999. The majority of the decline in revenue related to a decrease in our long distance revenue of $13.7 million. This decrease was primarily attributable to reduced long distance rates and reduced minutes of use from customer churn and changing usage patterns. However, the decrease in long distance revenue was partially offset by an increase of $12.9 million in local, data and other revenue, which was due to access line growth. Our ICP segment had 70,235 access lines at December 31, 2000, compared to 57,377 at December 31, 1999. Our increase in local, data and other was partially offset, however, by a decrease of $2.0 million in customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000.

    ILEC.  ILEC revenue remained consistent from year to year totaling
$15.6 million for 1999 and $15.7 million for 2000. Access lines decreased slightly from 13,658 as of December 31, 1999, to 13,607 as of December 31, 2000.

    COST OF SERVICE. For the year ended December 31, 2000, the total cost of service decreased $7.3 million, or 8.3%, to $80.3 million from $87.6 million in 1999. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to our ICP segment. Our ICP segment's cost of service decreased
$7.1 million from 1999 to 2000. The decrease is primarily due to decreased rates relating to long distance and the divestiture of our CPE division. In addition, we experienced decreases in our operating salary and benefit expenses due to reductions in headcount. The following table sets forth the segments of the Company's cost of service for the years ended December 31:

                                                              1999       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $85,330    $78,204
ILEC......................................................    2,250      2,117
                                                            -------    -------
  Total...................................................  $87,580    $80,321
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 2000, our SG&A costs decreased $6.2 million, or 9.8%, to $57.2 million compared to $63.4 million for 1999. The decrease is primarily due to reduced salary and benefit expenses and related operating expenses due reductions in force and the sale of our CPE division.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our CPE division. We sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma Company. As a result of the sale, we recognized a $3.8 million loss relating to the write-off of certain capitalized costs associated with the division. The loss was recognized in earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items, or Adjusted EBITDA, because the disposition created an impairment of certain long-lived assets. We experienced a reduction in force of 65 employees as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 2000, depreciation and amortization expense increased $5.5 million, or 26.1%, to $26.5 million from $21.0 million for 1999. Our ICP segment's depreciation and amortization expense increased $5.1 million, to $23.2 million from $18.1 million. This increase is primarily a result of depreciation and amortization of assets placed into service during the year. Our ILEC segment's depreciation was $3.3 million for the year ended December 31, 2000, as compared to $2.9 million in 1999, also increasing as a result of depreciation and amortization of assets placed into service during the year.

    INTEREST INCOME. Interest income decreased $3.1 million to $2.7 million for 2000 from $5.8 million for 1999. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our 12.25% senior notes due 2008. The decrease in escrow was related to interest payments made during the year and the repurchase of senior notes. See "--Liquidity and Capital Resources."

    INTEREST EXPENSE. Interest expense for the year ended December 31, 2000 increased $1.4 million, to $49.3 million from $47.9 million for the year ended December 31, 1999. Our ICP segment's interest expense increased $1.6 million, or 3.4%, to $48.1 million in 2000, from $46.5 million in 1999. The increase related to increased interest expense as a result of borrowings from our senior bank credit facility and DCCLP senior loans, slightly offset by a decrease in senior notes outstanding due to the repurchase activity (described below). Our senior bank credit facility was fully repaid on March 30, 2000 and replaced with Senior Exchangeable Preferred Stock and Senior Loans.

    Our ILEC segment's interest expense decreased $.2 million, or 10.9%, to $1.2 million for 2000 from $1.4 million for 1999. The decrease was primarily due to an increase in capitalized interest relating to the mortgage notes payable.

    OTHER INCOME (EXPENSE).  Other expense increased $6.4 million to
$6.6 million for the year ended December 31, 2000, from $.2 million for 1999. The increase was primarily due to losses from the disposition of assets during the year relating to our ICP segment. We disposed of leasehold improvements on former office space and a billing system due to our billing system consolidation. These items were previously capitalized fixed assets.

    EXTRAORDINARY ITEMS. During the year ended December 31, 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate price of $81.6 million. As a result of the transaction, we realized an extraordinary gain, net of tax, of $133.4 million due to the senior note repurchase, including the write-off of previously capitalized financing costs associated with our senior notes. See "--Liquidity and Capital Resources."

    YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    REVENUE. For the year ended December 31, 1999, total revenue increased $45.6 million, or 67.3% to $113.3 million from $67.7 million in 1998. The following table sets forth the components of our revenue for the years ended December 31:

                                                             1998       1999
                                                           --------   --------
                                                            ($ IN THOUSANDS)
ICP......................................................  $52,099    $ 97,644
ILEC.....................................................   15,604      15,642
                                                           -------    --------
                                                           $67,703    $113,286
                                                           =======    ========

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

    COST OF SERVICE. For the year ended December 31, 1999, the total cost of service increased $45.7 million, or 109.1%, to $87.6 million from $41.9 million in 1998. These costs primarily consisted of costs associated with wholesale charges from third party service providers relating to our ICP segment. The increase was primarily due to the additional expense that resulted from the acquisition of American Telco combined with increases in wholesale local service, long distance, and equipment charges. Excluding the acquisition of American Telco, wholesale cost increases were due to significant growth in the number of access lines and increases in equipment sales. The following table sets forth the segments of the Company's cost of service for the years ended December 31:

                                                              1998       1999
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $39,918    $85,330
ILEC......................................................    1,961      2,250
                                                            -------    -------
  Total...................................................  $41,879    $87,580
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the year ended December 31, 1999, our SG&A costs increased $29.9 million, or 89.0%, to $63.4 million compared to $33.5 million for 1998. Excluding the acquisition of American Telco, the increase was primarily due to increased salary costs resulting from additional sales, administrative and marketing personnel in our ICP operations. Total employees increased from 743 at December 31, 1998, to 755 at December 31, 1999. American Telco had approximately 300 employees when we acquired it in June 1998. During 1999 we incurred $4.6 million in advertising costs relating to media production and promotional sponsorships, a $2.7 million increase over $1.9 million in 1998. In addition, we also incurred $1.1 million of expenses associated with year 2000 readiness.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the year ended December 31, 1999, depreciation and amortization expense increased $8.6 million, or 69.8%, to $21.0 million from $12.4 million for 1998. Our ICP segment's depreciation and amortization expense increased $8.8 million, to $18.1 million from $9.3 million. This increase is primarily a result of depreciation and amortization of assets purchased during the year and assets acquired, including goodwill, in our acquisition of American Telco. Our ILEC segment's depreciation was $2.9 million for the year ended December 31, 1999, as compared to $3.1 million in 1998. The decrease was primarily due to the disposition of two DMS-10 switches.

    INTEREST INCOME. Interest income remained consistent from year to year at $5.8 million for the years ended December 31, 1999 and 1998. Interest income was a result of funds held in escrow and cash on hand from the issuance of our 12.25% senior notes due 2008.

    INTEREST EXPENSE. Interest expense for the year ended December 31, 1999 increased $22.0 million, to $47.9 million from $25.9 million for 1998. The ICP segment's interest expense increased $21.9 million, or 88.9%, to $46.5 million in 1999, from $24.6 million in 1998. The increase related to increased interest expense as a result of the issuance of the senior notes and our $50 million senior credit facility established in April 1999. The ILEC segment's interest expense increased $.1 million, or 5.7%, to $1.4 million from $1.3 million for the year ended December 31, 1998.

    CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE. Cumulative effect of change in accounting principle for the year ended December 31, 1998 reflects the charge taken as a result of implementation of AICPA Statement of Position 98-5 "Reporting on the Costs of Start-up Activities" on January 1, 1998.

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION AND FUTURE PLANS

    Prior to 2000, we had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, we were reliant on long distance revenue for the majority of revenue during 1999. In our ICP business segment, we experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit us to attain our profitability goals. Early in 2000, we changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where we could offer local service more cost effectively. Our emphasis changed to serving customers better, and executing the fundamental tasks of the business as efficiently as possible. During 2000, we disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, we refocused our sales efforts on our target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in our improved performance. Local revenue has increased, operating expenses have been reduced and Adjusted EBITDA losses have decreased substantially on a quarterly basis over the course of 2000. However, we have not been able to generate net income or cash flow from operations that are sufficient to fund our current strategy. Presently, we estimate that we may require $40 to $50 million in outside funding during 2001 to continue deploying our current strategy; however, there can be no assurance that this funding will be available, this strategy will be successful or that this funding estimate will not increase if our strategy is not successful.

    During 2000, DCCLP provided us substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These advances totaled $157.9 million for the year ended
December 31, 2000. DCCLP, who is our only currently identified source of significant funding in 2001, is uncertain about its ability and willingness to provide the required funding for 2001 and has made no commitment in this regard. Further, DCCLP's commitment to fund us expired on December 31, 2000, and has not been renewed. Accordingly, there can be no assurance that financing will be available on acceptable terms or at all. Additionally, we may seek to restructure the terms of our outstanding senior notes to reduce our cash requirements related to interest payments during 2001. If we are unsuccessful in obtaining the required funding or securities restructuring, we expect that we may have to significantly revise our business and operating strategy, which may adversely affect the prospects for the business and our continuing operations.

    We have required, and will continue to require, substantial capital, including additional debt and/or equity, to successfully implement our business plan. We have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We have experienced and expect to continue to experience negative cash flows and losses before income taxes and Adjusted EBITDA losses to continue at least through 2001.

    Additionally, subsequent to June 15, 2001, the last date that interest on the senior notes will be paid by the funds held in escrow, our cash flow from operations may not be sufficient to provide us with adequate funds to pay the interest required by our indebtedness. To the extent that our internally generated funds are insufficient to meet these requirements, we will need to obtain funds from other sources.

    In addition, our ILEC segment received support revenue from federal and state agencies that accounted for approximately 31.1%, 30.0% and 30.5% of our ILEC revenue for the years ended December 31, 1998, 1999 and 2000, respectively. A decrease in support revenue, although unforeseen, could negatively affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $10.8 million, $84.6 million and $68.3 million for the years ended December 31, 1998, 1999 and 2000, respectively.

    Our net cash used in investing activities was $195.8 million, $43.9 million and $12.3 for the years ended December 31, 1998, 1999 and 2000, respectively. Our investing activities during these periods primarily related to capital expenditures, and in 1998, to the acquisition of American Telco. The decrease in cash used in investing activities for the year ended December 31, 2000, was a result of a lower level of capital expenditures.

    Our net cash provided by financing activities was $238.0 million, $97.5 million and $80.9 million for the years ended December 31, 1998, 1999 and 2000, respectively. The net cash provided by financing activities during 1998 primarily resulted from the issuance of our senior notes after giving effect to our purchase of restricted investments securing these notes. The net cash provided by financing activities during 1999 and 2000 was due to proceeds from our senior credit facility and our Dobson CC Limited Partnership, or DCCLP credit facility. DCCLP is our controlling shareholder. We also had maturities of funds held in escrow relating to the issuance of our senior notes that provided cash to meet interest payments.

CAPITAL RESOURCES

    On March 30, 2000, we issued to DCCLP, 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 at a redemption price of $1,000 per share. The net proceeds from the sale of the preferred stock were used to repay our senior bank credit facility. The $50 million outstanding under the DCCLP credit facility was converted to preferred stock. We recognized an extraordinary loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with our senior bank credit facility. This appears as an extraordinary item in our statement of operations for 2000. The holder of our preferred stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of our capital stock and junior to our senior notes. Our preferred stock is redeemable at our option at any time and must be redeemed by April 1, 2010. The holder of our preferred stock has no voting rights.

    During the third quarter of 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate purchase price of $81.6 million. Funding for the senior notes repurchased and operating capital was provided by $65.5 million of DCCLP senior loans due 2004, and the release of $30.8 million held in escrow as collateral for the payment of interest on our senior notes. The DCCLP senior loans bear interest equal to the prime rate plus two percent (11.5% at December 31, 2000), and interest is payable quarterly beginning September 30, 2000 through December 31, 2001. We are obligated to pay principal and interest quarterly beginning March 31, 2002 through December 31, 2004. We realized an extraordinary pre-tax gain of $181.5 million as a result of our senior note repurchase. This extraordinary pre-tax gain was slightly offset by a $6.7 million extraordinary pre-tax loss as a result of writing off previously capitalized financing costs associated with our senior notes. The extraordinary items are shown net of tax, which resulted in the recognition of a tax benefit associated with losses from continuing operations for the year ended
December 31, 2000.

    As of December 31, 2000, we had outstanding $86.9 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The indenture governing the senior notes contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of December 31, 2000, we were in compliance with our restrictive covenants. When we issued the senior notes in 1998, we used $122 million of the proceeds to purchase securities that were pledged to secure the first six semi-annual, scheduled interest payments on our senior notes. The pledged securities have decreased as a result of our repurchase of senior notes. The restricted cash and investment principal balance at December 31, 2000, relating to these purchased securities, was $5.3 million.

    We have funded our ILEC operations through Rural Utilities Service/Rural Telephone Bank, or RUS/RTB, loans. The RUS/RTB existing loans have scheduled maturities between 2001 and 2028. In October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of December 31, 2000, we had borrowed $12.0 million under this additional facility. Under the RUS/RTB facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of December 31, 2000, we were in compliance with our covenants.

    As of December 31, 2000, we had $195.0 million of indebtedness and a stockholders' deficit of $61.1 million. Our indebtedness at that date included $86.9 million of senior notes, $36.6 million of secured indebtedness under our RUS/RTB facility and $71.5 million from the DCCLP senior loans.

CAPITAL COMMITMENTS

    Our capital expenditures in 1998, 1999 and 2000 were $55.2 million, $47.4 million and $12.3 million. We expect our capital expenditures to total approximately $10-$15 million for 2001. Our planned expenditures for 2001 will be primarily for customer equipment and to upgrade switches and outside plant facilities.

    In May 1998, we entered into a three year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In
January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this commitment, $1.9 million remained at December 31, 2000.

    In June 1998, we entered into an agreement with WorldCom to lease long distance capacity for thirty-six months with an aggregate minimum commitment during the term of the lease of $18 million. In December 1999, we amended our agreement to reduce our minimum monthly commitment from $.5 million to $.4 million, effective in January 2000 through the end of the agreement. Of this commitment, $.5 million remained at December 31, 2000.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. We implemented SAB 101 effective December 31, 2000, and its adoption had no material impact on our consolidated financial position, results of operations or cash flows.

    The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and 138, was adopted by us on January 1, 2001. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on our consolidated financial statements.

    In February 2001, the Financial Accounting Standards Board issued a revised exposure draft for a proposed Statement of Financial Accounting Standards entitled "Business Combinations and Intangible Assets-Accounting for Goodwill." The proposed Statement would prohibit the use of pooling of interests method of accounting for business combinations for transactions initiated after issuance of the final Statement. It would also eliminate amortization of goodwill acquired in a business combination and would establish a new method of testing goodwill for impairment. Under this new standard, goodwill would be reviewed for impairment when an event or series of events occur indicating that the goodwill might be impaired. Goodwill impairment losses would be aggregated and presented as a separate line item in the operating section of the income statement. If adopted, the proposed Statement would have a material effect on our consolidated financial statements by eliminating goodwill amortization from its income statement and from the calculations of net income per common share.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our financing requirements, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause actual capital expenditures, or our performance to differ materially from plans include, without limitation, our ability to satisfy the financial covenants of our existing debt instruments and to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our operational support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. We cannot assure that the future results will be achieved; actual events or results may differ materially as a result of risks we face. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our financing strategy, business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

    The fair market value of long-term fixed interest rate debt is subject to interest rate risk. Generally, the fair market value of fixed interest rate debt will increase as interest rates fall and decrease as interest rates rise. The estimated fair values of our total long-term fixed rate debt are shown in
Note 13 to the Consolidated Financial Statements. Based on our market risk sensitive instruments outstanding at December 31, 2000, we have determined that there was no material market risk exposure to our consolidated financial position, results of operations or cash flows as of such date.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                PAGE
                                                              --------
Financial Statements:

  Report of independent public accountants..................     31

  Consolidated balance sheets as of December 31, 1999 and
    2000....................................................     32

  Consolidated statements of operations for the years ended
    December 31, 1998, 1999 and 2000........................     33

  Consolidated statements of stockholders' deficit for the
    years ended
    December 31, 1998, 1999 and 2000........................     34

  Consolidated statements of cash flows for the years ended
    December 31, 1998, 1999 and 2000........................     35

  Notes to consolidated financial statements................     36

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Logix Communications Enterprises, Inc.:

    We have audited the accompanying consolidated balance sheets of Logix Communications Enterprises, Inc. (an Oklahoma corporation) and subsidiaries as of December 31, 1999 and 2000, and the related consolidated statements of operations, stockholders' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Logix Communications Enterprises, Inc. and subsidiaries as of December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

    The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                               ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 22, 2001

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 2000
                         (IN THOUSANDS, EXCEPT SHARES)

                                                                1999        2000
                                                              ---------   --------
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents.................................  $     672   $    963
  Restricted cash and investments...........................     40,079      5,263
  Accounts receivable, net of allowance for doubtful
    accounts of $1,254 and $3,331 in 1999 and 2000,
    respectively............................................     21,792     12,850
  Receivables-affiliates....................................      1,376        742
  Prepaid expenses..........................................      3,269      1,759
  Other current assets......................................      1,581        331
                                                              ---------   --------
    Total current assets....................................     68,769     21,908
                                                              ---------   --------
PROPERTY, PLANT AND EQUIPMENT, net..........................    121,136    110,342
                                                              ---------   --------
OTHER ASSETS:
  Restricted cash and investments...........................     21,062         --
  Goodwill, net of accumulated amortization of $11,373 and
    $20,040 in 1999 and 2000, respectively..................    121,279    109,961
  Deferred costs, net of accumulated amortization of $2,230
    and $1,200 in 1999 and 2000, respectively...............     13,345      3,982
  Excess of cost over original cost of assets acquired, net
    of accumulated amortization of $1,321 and $1,416 in 1999
    and 2000, respectively..................................      2,486      2,391
  Other intangibles, net....................................      4,699      3,980
  Other.....................................................      1,885      2,003
                                                              ---------   --------
    Total other assets......................................    164,756    122,317
                                                              ---------   --------
    Total assets............................................  $ 354,661   $254,567
                                                              =========   ========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
  Accounts payable..........................................  $  23,776   $ 10,497
  Accrued expenses..........................................      9,086      6,818
  Other current liabilities.................................      2,342      1,157
  Current portion of long-term debt.........................      1,404      1,747
                                                              ---------   --------
    Total current liabilities...............................     36,608     20,219
                                                              ---------   --------
LONG-TERM DEBT, net of current portion......................    438,330    193,226
INVESTMENT TAX CREDITS......................................         99         90
COMMITMENTS (Note 12)
SENIOR EXCHANGEABLE PREFERRED STOCK.........................         --    102,176
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 1999 and 2000........................................        713        713
  Paid-in capital...........................................     11,448     11,448
  Retained deficit..........................................   (132,537)   (73,305)
                                                              ---------   --------
    Total stockholders' deficit.............................   (120,376)   (61,144)
                                                              ---------   --------
    Total liabilities and stockholders' deficit.............  $ 354,661   $254,567
                                                              =========   ========

   The accompanying notes are an integral part of these consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 1998, 1999 AND 2000
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                               1998          1999          2000
                                                            -----------   -----------   -----------
REVENUE...................................................  $    67,703   $   113,286   $   108,066
OPERATING EXPENSES:
  Cost of service.........................................       41,879        87,580        80,321
  Selling, general and administrative.....................       33,539        63,377        57,185
  Loss on disposition.....................................           --            --         3,847
  Depreciation and amortization...........................       12,387        21,038        26,537
                                                            -----------   -----------   -----------
    Total operating expenses..............................       87,805       171,995       167,890
                                                            -----------   -----------   -----------
OPERATING LOSS............................................      (20,102)      (58,709)      (59,824)
OTHER INCOME (EXPENSES):
  Interest expense........................................      (25,906)      (47,863)      (38,622)
  Interest income.........................................        5,794         5,771         2,679
  Other, net..............................................          142          (155)       (6,610)
                                                            -----------   -----------   -----------
    Total other expenses..................................      (19,970)      (42,247)      (42,553)
                                                            -----------   -----------   -----------
LOSS BEFORE INCOME TAXES, EXTRAORDINARY ITEMS AND
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE.....      (40,072)     (100,956)     (102,377)
INCOME TAX BENEFIT........................................        1,271            --        38,903
                                                            -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE..........................      (38,801)     (100,956)      (63,474)
EXTRAORDINARY ITEMS, net of income tax expense of $38,903
  in 2000 (Note 6)........................................           --            --       133,390
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, net
  of income tax benefit of $429 in 1998...................         (699)           --            --
                                                            -----------   -----------   -----------
NET INCOME (LOSS).........................................  $   (39,500)  $  (100,956)  $    69,916
DIVIDENDS ON PREFERRED STOCK..............................           --            --       (10,684)
NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS.......  $   (39,500)  $  (100,956)  $    59,232
                                                            ===========   ===========   ===========

BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE:
  Before extraordinary items and cumulative effect of
    change in accounting principle........................  $     (.545)  $     (1.42)  $     (1.04)
  Extraordinary items.....................................           --            --          1.87
  Cumulative effect of change in accounting principle.....        (.009)           --            --
                                                            -----------   -----------   -----------
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON STOCKHOLDERS
  PER COMMON SHARE........................................  $     (.554)  $     (1.42)  $       .83
                                                            ===========   ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING..........   71,250,000    71,250,000    71,250,000
                                                            ===========   ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

                FOR THE YEARS ENDED DECEMBER 1998, 1999 AND 2000
                         (IN THOUSANDS, EXCEPT SHARES)

                                                         COMMON STOCK
                                                     ---------------------   PAID-IN    RETAINED
                                                       SHARES      AMOUNT    CAPITAL     DEFICIT
                                                     ----------   --------   --------   ---------
DECEMBER 31, 1998..................................  71,250,000     $713     $11,448    $ (31,581)
  Net loss.........................................          --       --          --     (100,956)
                                                     ----------     ----     -------    ---------
DECEMBER 31, 1999..................................  71,250,000     $713     $11,448    $(132,537)
  Net income.......................................          --       --          --       69,916
  Dividends on preferred stock.....................          --       --          --      (10,684)
                                                     ----------     ----     -------    ---------
DECEMBER 31, 2000..................................  71,250,000     $713     $11,448    $ (73,305)
                                                     ==========     ====     =======    =========

  The accompanying notes are an integral part of these consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 1998, 1999 AND 2000
                                 (IN THOUSANDS)

                                                                1998        1999        2000
                                                              ---------   ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $ (39,500)  $(100,956)  $  69,916
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities--
    Depreciation and amortization...........................     12,387      21,038      26,537
    Amortization of bond premium and financing costs........        441       1,953       1,324
    Loss on disposition of business.........................         --          --       3,847
    Loss on disposition of assets...........................                              6,814
    Deferred investment tax credits.........................     (1,726)         (9)         (9)
    Extraordinary gain on early extinguishment of debt......         --          --    (181,530)
    Extraordinary loss on financing cost....................         --          --       9,236
    Cumulative effect of change in accounting principle.....      1,128          --          --
    Other, net..............................................       (156)        (87)         10
  Changes in current assets and liabilities--
    Accounts receivable.....................................     (6,122)     (4,954)      8,942
    Prepaid expenses........................................       (364)     (2,516)      1,510
    Other current assets....................................         --          (4)      1,250
    Accounts payable........................................     18,905      (5,692)    (13,279)
    Accrued expenses........................................      3,974       4,749      (1,723)
    Other current liabilities...............................        218       1,921      (1,185)
                                                              ---------   ---------   ---------
      Net cash used in operating activities.................    (10,815)    (84,557)    (68,340)
                                                              ---------   ---------   ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (55,220)    (47,426)    (12,284)
  Acquisitions of businesses................................   (141,811)         --          --
  Purchase of other assets..................................       (536)       (897)     (1,125)
  Decrease in receivable--affiliate.........................      3,126       3,705         634
  Proceeds on sale of assets................................         --          --         642
  Other, net................................................     (1,310)        713        (145)
                                                              ---------   ---------   ---------
      Net cash used in investing activities.................   (195,751)    (43,905)    (12,278)
                                                              ---------   ---------   ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    350,000      63,222     120,778
  Repayments of long-term debt..............................     (1,141)       (986)    (52,975)
  Retirement of long-term debt..............................         --          --     (81,580)
  Sale of senior exchangeable preferred stock...............         --          --      40,000
  Purchase of restricted investments........................   (121,972)         --          --
  Maturities of restricted investments......................     22,580      37,756      24,870
  Retirement of restricted investments......................         --          --      30,789
  Deferred financing costs..................................    (11,480)     (2,533)       (973)
                                                              ---------   ---------   ---------
      Net cash provided by financing activities.............    237,987      97,459      80,909
                                                              ---------   ---------   ---------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........     31,421     (31,003)        291
CASH AND CASH EQUIVALENTS, beginning of year................        254      31,675         672
                                                              ---------   ---------   ---------
CASH AND CASH EQUIVALENTS, end of year......................  $  31,675   $     672   $     963
                                                              =========   =========   =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  23,982   $  47,771   $  38,843
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued as additional Senior Exchangeable
    Preferred Stock.........................................  $      --   $      --   $  10,684
  Principal and accrued interest on DCCLP Credit Facility
    converted to Senior Exchangeable Preferred Stock........                          $  51,492
  Accrued interest on DCCLP Credit Facility converted to
    DCCLP Senior Loans......................................  $      --   $      --   $     545

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

    Logix is a provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. As of December 31, 2000, the Company had operations in Kansas, Missouri, Oklahoma and Texas.

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation, ("LCC"). The Company's ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. The Company currently provide these services primarily to customers in markets in Kansas, Missouri, Oklahoma and Texas.

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is Dobson Fiber/FORTE of Colorado, Inc.

ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 31.1%, 30.0% and 30.5% of the Company's revenue from its ILEC operations for the year ended December 31, 1998, 1999 and 2000, respectively, was from these two sources.

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

RECAPITALIZATION

    On September 30, 1998, the Company approved its Amended and Restated Certificate of Incorporation, which increased the number of authorized shares of capital stock to 100,000,000. The

Company also approved a stock split on the same date increasing the number of outstanding shares of common stock to 71,250,000. The accompanying financial statements have been retroactively restated to reflect this stock split. In addition, as of August 1, 1998, the Company approved a stock option plan covering 3,750,000 shares of common stock, of which the Company initially granted options covering 1,652,500 shares of common stock to employees at an option price of $0.50 per share (see Note 7).

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

RESTRICTED CASH AND INVESTMENTS

    Restricted cash and investments consists of an initial $122.0 million of pledged securities purchased to fund the first six semi-annual interest payments on the Company's 12.25% Senior Notes due 2008 ("Senior Notes"), net of maturities, retirements and amortization of bond premium of $38.4 million in 1999 and $55.9 million in 2000.

GOODWILL

    Goodwill consists of amounts paid in excess of the fair market value of the assets acquired by the Company in its business acquisitions. Goodwill is being amortized on a straight-line basis over a period of fifteen years. Amortization expense of $6.9 million and $8.8 million was recorded in 1999 and 2000, respectively.

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

DEFERRED FINANCING COSTS

    Deferred financing costs consist primarily of fees incurred to secure long-term debt. Deferred financing costs are being amortized on a straight-line basis over the term of the related debt. Amortization expense related to these costs of $.7 million, $1.6 million and $1.1 million was recorded in 1998, 1999 and 2000, respectively.

EXCESS OF COST OVER ORIGINAL COST OF ASSETS ACQUIRED

    The excess of cost over the original cost of assets acquired relates to Dobson Telephone's acquisition of McLoud Telephone Company in 1985 and is being amortized using the straight-line method over 40 years. Amortization expense of $.1 million was recorded in 1998, 1999 and 2000. As the excess cost over original cost of assets acquired is a term defined and required by regulatory accounting practices applicable to Dobson Telephone, such amounts are presented separately from amounts included in the caption "Goodwill."

OTHER INTANGIBLES

    Other intangibles consist of amounts paid to acquire long distance customer lists, installation charges and collocation rights. All assets are being amortized on a straight-line basis over the asset's useful life. Non-compete covenants are being amortized over a two year useful life; installation costs are being amortized over a five year useful life; and collocation rights are being amortized over a four year useful life. Amortization expense of $.6 million, $1.7 million and $1.7 million was recorded during 1998, 1999 and 2000, respectively.

ADVERTISING COSTS

    Advertising costs are expensed as incurred and are included as selling, general and administrative expenses in the accompanying consolidated statements of operations. Advertising expense of $1.9 million, $4.6 million and $2.8 million was incurred in 1998, 1999 and 2000, respectively.

INCOME TAXES

    Prior to January 24, 2000, Logix was a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. As a member of the affiliated group with Dobson Communications, Logix filed a consolidated income tax return through this date. Income taxes were allocated among the various entities included in the consolidated tax return, as agreed, based on the ratio of each entity's taxable income (loss) to consolidated taxable income (loss). Deferred income taxes in prior years reflect the estimated future tax effects of temporary differences between financial statement and tax bases of assets and liabilities at year-end. Amounts owed to Dobson Communications for income taxes are reflected in receivables-affiliates and deferred credits in the accompanying balance sheets.

    On January 24, 2000, Dobson Communications distributed Logix's stock to certain of Dobson Communications' shareholders. In connection with the distribution, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement. Management believes that any net tax settlement that Logix may owe to Dobson Communications would not be material to operations.

REVENUE RECOGNITION

    The Company records service revenues over the period they are earned. The cost of providing service is recognized as incurred.

    Toll revenue is billed in arrears. The Company accrued estimated unbilled revenues for services provided of approximately $1.6 million and $1.2 million as of December 31, 1999 and 2000, respectively, which are included in accounts receivable in the accompanying consolidated balance sheets. In 1999, monthly access charges on certain of the Company's billing systems were billed in advance and are reflected in other current liabilities on the accompanying balance sheets. During 2000, the Company consolidated its billing systems, and as a result, toll revenue and monthly access charges were both billed in arrears as of December 31, 2000.

EARNINGS PER SHARE

    Basic loss per common share is computed by using the weighted average number of common stock shares outstanding during the year. The Company has not presented diluted earnings per share as the impact of potentially dilutive securities outstanding in 1998, 1999 and 2000 would be anti-dilutive.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ISSUED PRONOUNCEMENTS

    In December 1999, the SEC released Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements," ("SAB 101") on revenue recognition presentation and disclosure in the financial statements. Subsequently, the SEC released SAB 101A and 101B which delayed the required implementation date of SAB 101 to the fourth quarter of 2000. The Company implemented SAB 101 effective December 31, 2000 and its adoption had no material impact on the Company's consolidated financial position, results of operations or cash flows.

    The Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statements 137 and 138, was adopted by the Company on January 1, 2001. This Statement established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those financial instruments at fair value. The accounting for changes in the fair value of a derivative instrument depends on the intended use of the derivative and its resulting designation. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

    In February 2001, the Financial Accounting Standards Board issued a revised exposure draft for a proposed Statement of Financial Accounting Standards entitled "Business Combinations and Intangible Assets-Accounting for Goodwill." The proposed Statement would prohibit the use of pooling of interests method of accounting for business combinations for transactions initiated after issuance of the final Statement. It would also eliminate amortization of goodwill acquired in a business combination and would establish a new method of testing goodwill for impairment. Under this new standard, goodwill would be reviewed for impairment when an event or series of events occur indicating that the goodwill might be impaired. Goodwill impairment losses would be aggregated and presented as a separate line item in the operating section of the income statement. If adopted, the proposed

Statement would have a material effect on our consolidated financial statements by eliminating goodwill amortization from its income statement and from the calculations of net income per common share.

RECLASSIFICATIONS

    Certain reclassifications have been made to the previously presented 1998 and 1999 balances to conform them to the 2000 presentation. Such reclassifications had no impact on total assets or net income.

3.  FINANCIAL CONDITION AND FUTURE PLANS:

    Prior to 2000, Logix had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, the Company was reliant on long distance revenue for the majority of revenue during 1999. In the ICP business segment, the Company experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit the Company to attain its profitability goals. Early in 2000, Logix changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where the Company could offer local service more cost effectively. The emphasis of the Company changed to serving customers better, and executing the fundamental tasks of the business as efficiently as possible. During 2000 the Company disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, Logix refocused its sales efforts on its target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in improved performance for Logix. Local revenue has increased, operating expenses have been reduced, and earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items ("Adjusted EBITDA") losses have decreased substantially on a quarterly basis over the course of 2000. However, the Company has not been able to generate net income or cash flow from operations that are sufficient to fund its current strategy. Presently, the Company estimates that it may require $40 - $50 million in outside funding during 2001 to continue deploying its current strategy, however there can be no assurance that the Company will obtain this funding, this strategy will be successful or that this funding estimate will not change.

    During 2000, DCCLP provided the Company substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These advances totaled $157.9 million for the year ended December 31, 2000. DCCLP, who is the Company's only currently identified source of significant funding in 2001, is uncertain about its ability and willingness to provide the required funding for 2001 and has made no commitment in this regard. Further, DCCLP's commitment to fund the Company in 2000 expired on December 31, 2000, and has not been renewed. Accordingly, there can be no assurance that this financing will be available on acceptable terms or at all. Additionally, the Company may seek to restructure the terms of some of its outstanding Senior Notes to reduce its cash requirements related to interest payments during 2001. If the company is unsuccessful in obtaining the required funding or securities restructuring, it expects that it may have to significantly revise its business and operating strategy, which may adversely affect the prospects for the business and its continuing operations.

4.  ACQUISITIONS AND DISPOSITIONS:

    On June 15, 1998, the Company purchased the common stock of American
Telco, Inc. and American Telco Network Services, Inc. (collectively, "ATI") for $131.5 million (the "ATI Acquisition"). The ATI Acquisition expanded the Company's ICP operations to five major Texas markets: Houston, Dallas, Fort Worth, San Antonio and Austin.

    On June 22, 1998, the Company purchased certain long distance customers and related assets of Zenex Long Distance, Inc. d/b/a Zenex Communications, Inc. ("Zenex") for $4.7 million. The Zenex Acquisition increased the Company's customer base in Oklahoma.

    On November 20, 1998, the Company purchased substantially all of the assets of SysComm Design, Inc. ("SysComm') for $4.1 million (the "SysComm Acquisition"). The SysComm Acquisition increased the Company's customer base and direct sales force in Dallas, Corpus Christi, Austin and Houston and expanded the Company's customer premise equipment product line offerings.

    The acquisition transactions were accounted for as purchases, and accordingly, their results of operations have been included in the accompanying consolidated statements of operations from the respective dates of acquisition. The unaudited pro forma information set forth below includes all acquisitions for the year ended 1998 as if the purchases occurred at the beginning of each year. The unaudited pro forma information is presented for informational purposes only and is not necessarily indicative of the results of operations that actually would have been achieved had the acquisitions been consummated at that time:

($ IN THOUSANDS, EXCEPT PER SHARE DATA)                          1998
- ---------------------------------------                       -----------
                                                              (UNAUDITED)
Operating revenue...........................................    $106,163
Loss before extraordinary items and cumulative effect.......    $(56,608)
Net loss....................................................    $(57,307)
Basic net loss per share....................................    $  (.804)

    On July 21, 2000, the Company completed the sale of its customer premise equipment division. The Company sold the division for $450,000 to Interconnect Consolidation Group, an unrelated Oklahoma-based company. As a result of the sale, the Company recognized a $3.8 million loss relating to the write-off of certain capitalized costs associated with the division. The Company experienced a reduction in force of 65 employees as a result of this transaction.

5.  PROPERTY, PLANT AND EQUIPMENT:

    Property, plant and equipment are recorded at cost. Newly constructed telephone systems and fiber optic cable systems are added to property, plant and equipment at cost which includes contracted services, direct labor, materials overhead and capitalized interest. For the years ended December 31, 1998, 1999 and 2000, capitalized interest was not significant. Existing property, plant and equipment purchased through acquisitions is recorded at its fair value at the date of the purchase. Repairs, minor replacements and maintenance are charged to operations as incurred. The provisions for depreciation are provided using the straight-line method based on the estimated useful lives of the various classes of depreciable property.

    Listed below are the major classes of property, plant and equipment and their estimated useful lives, in years, as of December 31, 1999 and 2000:

                                                USEFUL LIFE     1999       2000
                                                -----------   --------   --------
                                                               ($ IN THOUSANDS)
Telephone systems and equipment...............     5 - 40     $ 82,631   $100,847
Fiber systems and equipment...................     5 - 22       20,283     21,063
Buildings and improvements....................    20 - 40       10,693     12,071
Vehicles and other work equipment.............     3 - 10        5,767      5,758
Furniture and office equipment................     5 - 10       33,390     30,637
Under construction............................                  19,339      4,588
Land..........................................                     211        211
                                                              --------   --------
  Property, plant and equipment...............                 172,314    175,175
Accumulated depreciation......................                 (51,178)   (64,833)
                                                              --------   --------
  Property, plant and equipment, net..........                $121,136   $110,342
                                                              ========   ========

6.  LONG-TERM DEBT:

    The Company's long-term debt as of December 31, 1999 and 2000, consisted of the following:

                                                            1999       2000
                                                          --------   --------
                                                           ($ IN THOUSANDS)
Senior Notes............................................  $350,000   $ 86,890
Senior Bank Credit Facility.............................    49,500         --
DCCLP Credit Facility...................................     5,000         --
DCCLP Senior Loans......................................        --     71,473
Mortgage notes payable..................................    35,234     36,610
                                                          --------   --------
    Total debt..........................................   439,734    194,973
Less--Current maturities................................     1,404      1,747
                                                          --------   --------
    Total long-term debt................................  $438,330   $193,226
                                                          ========   ========

SENIOR NOTES

    On June 12, 1998, the Company issued $350 million of 12.25% Senior Notes maturing in 2008 ("Senior Notes"). The net proceeds were used to finance the ATI Acquisition described in Note 4, to purchase $122.0 million of securities pledged to secure payment of the first six semi-annual interest payments on the Senior Notes, which began on December 15, 1998, to fund capital expenditures and for general corporate operations. The pledged securities are reflected as restricted cash and investments in the Company's consolidated balance sheets. The Notes are redeemable at the option of the Company in whole or in part, on or after June 15, 2003, initially at 106.125%. Prior to June 15, 2001, the Company may redeem up to 35% of the principal amount of the Notes at 112.25% with proceeds from equity offerings, provided that at least $227.5 million remains outstanding.

    During 2000, the Company repurchased $263.1 million of its 12.25% Senior Notes for an aggregate price of $81.6 million. Funding for the Senior Notes repurchase and operating capital was provided by $65.5 million of senior loans from DCCLP due 2004 and the release of $30.8 million held in escrow as collateral for the payment of interest on the Senior Notes.

    The Company realized an extraordinary pre-tax gain of $181.5 million as a result of the Senior Notes repurchase. The Company also recognized an pre-tax loss of $6.7 million as a result of writing off previously capitalized financing costs associated with the Senior Notes. The extraordinary items have been shown net of tax in the consolidated statement of operations, which has resulted in the recognition of a tax benefit associated with income from continuing operations.

SENIOR BANK CREDIT FACILITY

    On April 8, 1999, LCC closed on a $75 million revolving credit facility ("Senior Bank Credit Facility"). Borrowings under the Senior Bank Credit Facility were secured by all current and future assets of LCC. Interest on borrowings under the Senior Bank Credit Facility accrued at variable rates. Upon closing the Senior Bank Credit Facility, the Company had availability of $30 million. On September 13, 1999, the Company amended and restated the Senior Credit Facility to increase the availability an additional $20 million for a total commitment of $50 million. Commencing with the quarter ended June 30, 2002, the borrowings under the Senior Bank Credit Facility were to be reduced quarterly at varying rates until it matured on June 30, 2005.

    On March 30, 2000, the Company issued 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock to DCCLP mandatorily redeemable in 2010 for $1,000 per share ("Preferred Stock"). The net proceeds from the Preferred Stock were used to repay the Senior Bank Credit Facility and to convert amounts outstanding under the DCCLP Credit Facility. Logix recognized a pretax loss of approximately $2.6 million as a result of writing off previously capitalized financing costs associated with the Senior Credit Facility. Holders of the Preferred Stock are entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of capital stock and junior to the Senior Notes. Holders of the Preferred Stock have no voting rights. The Preferred Stock is redeemable at the option of the Company.

DCCLP CREDIT FACILITY

    In December 1999, the Company closed on a $20 million unsecured credit facility with DCCLP, ("DCCLP Credit Facility"). The DCCLP Credit Facility is structured as 12.25% zero coupon debt increasing by 1% after three months after the issuance date and at the end of each subsequent three month period until the rate cap is reached at 20%. On March 16, 2000, the Company increased and utilized its availability on the DCCLP Credit Facility from $20 million to $50 million. Of the additional $30 million in proceeds, $10 million was utilized to pay down the Senior Bank Credit Facility and the remaining availability was utilized to fund operations. The DCCLP Credit Facility was converted to Preferred Stock as discussed above.

DCCLP SENIOR LOANS

    During October 2000, the Company entered into various senior loan agreements with DCCLP ("DCCLP Senior Loans"). The proceeds of the senior loans were used to repurchase $263.1 million of Senior Notes. The DCCLP Senior Loans are due December 31, 2004, and bear interest equal to prime rate plus two percent (11.5% at December 31, 2000). Interest is paid quarterly beginning September 30, 2000 through December 31, 2001, and principal and interest is paid quarterly beginning March 31, 2002 through December 31, 2004.

MORTGAGE NOTES PAYABLE

    The mortgage notes are payable to the United States of America, through the Rural Utilities Service ("RUS") and the Rural Telephone Bank ("RTB") with interest rates ranging from 2% to 10.75% (weighted average of 4.95% as of December 31, 2000) are due in quarterly or monthly installments maturing at various dates from 2001 to 2028. The mortgage notes are secured by substantially all the assets of Dobson Telephone and contain, among other things, restrictions on the payment of dividends and redemption of capital stock, as defined. Under the long-term debt agreements, Dobson Telephone is restricted, without RUS approval, from making any loans to, or in any manner extending its credit to various affiliates. The agreements also prohibit payment of dividends or distributions or new investments in affiliated companies unless after such action Dobson Telephone's current assets exceed its current liabilities and its adjusted net worth (as defined in the agreement) is at least 40% of its adjusted assets (as defined in the agreement), or, (ii) if smaller, the sum of 10% of its adjusted assets, plus 30% of the excess of its adjusted net worth over 10% of its adjusted assets, if any, plus 30% of the amount of any reduction of its adjusted net worth resulting from the declaration or payment of dividends or other distributions.

FUTURE PAYMENTS

    Minimum future payments of long-term debt for years subsequent to December 31, 2000, are as follows:

                                                              ($ IN THOUSANDS)
                                                              ----------------
2001........................................................      $  1,747
2002........................................................        25,646
2003........................................................        25,719
2004........................................................        25,797
2005........................................................         2,047
2006 and thereafter.........................................       114,017
                                                                  --------
                                                                  $194,973
                                                                  ========

7.  EMPLOYEE BENEFIT PLAN:

401(K) PLANS

    Prior to January 1, 2000, Dobson Communications maintained a 401(k) plan (the "Dobson 401(k) Plan") in which substantially all employees of the Company were eligible to participate. The Dobson 401(k) Plan required the Company to match 100% of employees' contributions up to 4% of their salary. Contributions to the Dobson 401(k) Plan charged to the Company's operations were approximately $.1 million and $.4 million during the years ended December 31, 1998 and 1999, respectively.

    Effective January 1, 2000, Logix created a 401(k) plan ("Logix 401(k) Plan") to replace the Dobson 401(k) Plan. The Logix employees' pro-rata portion of the Dobson 401(k) Plan was transferred to the Logix 401(k) Plan. The Logix 401(k) Plan has the same terms and conditions as the Dobson 401(k) Plan. Contributions to the Logix 401(k) Plan charged to the Company's operations were approximately $.5 million during the year ended December 31, 2000.

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

    Under the 1998 Logix Plan, the Board of Directors may grant both incentive stock options and nonqualified stock options to key employees and directors. Under the 1999 Logix Plan, the Board of Directors may grant both incentive stock options and nonqualified stock options to key employees, independent contractors and non-employee board members. Since the 1998 Logix Plan and the 1999 Logix Plan's adoption, stock options have been issued at the market price on the date of grant with an expiration of ten years from the grant date. All of the options vest at a rate of 20% per year. The Company has reserved 3,750,000 shares of authorized but unissued common stock for issuance under the 1998 Logix Plan and 2,302,021 shares of authorized but unissued common stock for issuance under the 1999 Logix Plan.

    During 2000, the company reduced the strike price of the stock options that had been previously issued under the 1998 and 1999 plan to $.50 per option. As a result of the repricing, the Company must now apply variable accounting treatment to the repriced stock options. Under variable accounting treatment, upon the initial repricing, as well as on a monthly basis thereafter, the company must determine the current market value of the underlying stock for the repriced stock options. To the extent that the current market value of the underlying stock exceeds the strike price of the stock option, the excess of current market value of the underlying stock over the strike price of the stock option must be amortized over the remaining vesting period of the stock option as compensation expense in the Company's consolidated financial statements. Once the repriced stock options become fully vested, any subsequent changes in the current market value of the underlying stock in excess of the strike price of the stock option is recognized immediately as compensation expense in the Company's consolidated financial statements until the stock options are exercised, forfeited or expire unexercised. As of December 31, 2000, no compensation expense was required to be recognized in the Company's consolidated financial statements.

    Stock options outstanding under the 1998 Logix Plan are presented for the periods indicated.

                                              NUMBER OF SHARES   OPTION PRICE RANGE
                                              ----------------   ------------------
Outstanding December 31, 1998...............     1,652,500              $0.50
Exercisable at December 31, 1998............            --                 --
Granted.....................................     1,509,500              $0.50
Exercised...................................            --                 --
Canceled....................................       123,000              $0.50
Outstanding at December 31, 1999............     3,039,000              $0.50
Exercisable at December 31, 1999............       306,500              $0.50
Granted.....................................     3,188,000              $0.50
Exercised...................................            --                 --
Canceled....................................     2,890,000              $0.50
Outstanding at December 31, 2000............     3,337,000              $0.50
Exercisable at December 31, 2000............        81,800              $0.50

    Stock options outstanding under the 1999 Logix Plan are presented for the periods indicated.

                                              NUMBER OF SHARES   OPTION PRICE RANGE
                                              ----------------   ------------------
Outstanding at December 31, 1998............            --                 --
Granted.....................................     2,302,021              $0.50
Exercised...................................            --                 --
Canceled....................................            --                 --
Outstanding at December 31, 1999............     2,302,021              $0.50
Exercisable at December 31, 1999............            --                 --
Granted.....................................            --                 --
Exercised...................................            --                 --
Canceled....................................            --                 --
Outstanding at December 31, 2000............     2,302,021              $0.50
Exercisable at December 31, 2000............       460,404              $0.50

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

                                                  1998         1999          2000
                                               ----------   -----------   -----------
                                               ($ IN THOUSANDS, EXCEPT FOR PER SHARE
                                                               DATA)
Net income (loss):
  As reported................................   $(39,900)    $(100,956)    $  59,232
  Pro forma..................................    (39,646)     (101,610)       56,568
Basic net income (loss) per common share:
  As reported................................   $  (.554)    $   (1.42)    $     .83
  Pro Forma..................................      (.556)        (1.43)          .79

    Diluted net loss per common share had been omitted because the impact of common stock equivalents is anti-dilutive for 1998, 1999 and 2000.

    The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000:

                                                      1998           1999           2000
                                                    --------       --------       --------
Interest rate.....................................     5.6%          6.39%          6.09%
Dividend yield....................................      --             --             --
Expected volatility...............................   40.72%         52.35%         64.53%

    The weighted average fair value of options granted in 1998, 1999 and 2000 using the Black-Scholes option pricing model was $1.24, $1.88 and $.83, respectively, assuming an expected life of ten years.

8.  TAXES:

    Provision (benefit) for income taxes for the years ended December 31, 1998, 1999 and 2000, was as follows:

                                                          1998       1999       2000
                                                        --------   --------   --------
                                                               ($ IN THOUSANDS)
Federal income taxes--
  Current.............................................  $    --      $ --       $ --
  Deferred............................................   (1,070)       --         --
State income taxes (current and deferred).............     (201)       --         --
                                                        -------      ----       ----
    Total income tax benefit..........................  $(1,271)     $ --       $ --
                                                        =======      ====       ====

    The provisions for income taxes for the years ended December 31, 1998, 1999 and 2000, differ from amounts computed at the statutory rate as follows:

                                                   1998       1999       2000
                                                 --------   --------   --------
                                                        ($ IN THOUSANDS)
Income taxes at statutory rate (34%)...........  $(13,384)  $(34,325)  $ 20,139
Deferred investment credits amortized..........       (26)        (9)        (9)
Amortization of excess of cost over original
  cost of assets acquired......................        73         95         79
State income taxes, net of Federal income tax
  effect.......................................    (1,574)    (4,038)     2,369
Other, net.....................................         3         19          1
Losses not benefited (net operating loss
  utilized)....................................    13,637     38,258    (22,579)
                                                 --------   --------   --------
                                                 $ (1,271)  $     --   $     --
                                                 ========   ========   ========

    The tax effects of the temporary differences which gave rise to deferred tax assets and liabilities at December 31, 1999 and 2000 were as follows:

                                                              1999       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
Current deferred income taxes:
  Allowance for doubtful accounts.........................  $   463    $ 1,266
  Accrued liabilities.....................................      316        685
  Valuation allowance.....................................     (779)    (1,951)
                                                            -------    -------
    Net current deferred income tax asset.................       --         --
                                                            -------    -------
Noncurrent deferred income taxes:
  Fixed assets............................................   (6,691)   (10,182)
  Intangibles.............................................    1,446      1,151
  Net operating loss......................................   56,361     28,798
  Valuation allowance.....................................  (51,116)   (19,767)
                                                            -------    -------
    Net noncurrent deferred income tax asset..............       --         --
                                                            -------    -------
    Total deferred income taxes...........................  $    --    $    --
                                                            =======    =======

    At December 31, 1999 and 2000, the Company had a valuation allowance equal to the entire net deferred tax asset as the Company believes it is more likely than not that none of the deferred tax asset will be realizable in future periods.

    The investment tax credits previously recorded by the Company for book purposes have been deferred and are being amortized over the average lives of the property giving rise to the credits. The Company had net operating loss carryforwards of $75.8 million at December 31, 2000 which begin to expire in 2018.

9.  RELATED PARTY TRANSACTIONS:

    Dobson Communications provided certain administrative services, including accounting, information systems management, human resource management and marketing to the company during 1998. During 1999, these services were limited to the shared resource of Everett R. Dobson and aircraft usage, and in 2000, only included aircraft usage. Additionally, officers of the Company have also been or are currently officers of Dobson Communications and various of its other affiliates. The Company reimburses Dobson Communications based on Dobson Communications' cost of providing the services. Dobson Communications is reimbursed for these costs based on the Company's usage of such services. The total amount charged to the Company for these administrative services and officer compensation was $4.3 million, $.7 million and $.2 million in 1998, 1999 and 2000, respectively. Management believes these costs would not have been significantly different had the costs been incurred directly by the Company.

    The Company carries telephone traffic, provides long-haul fiber transport services and provides network monitoring for affiliated companies of Dobson Communications. Service charges of approximately $1.8 million, $2.8 million and $2.4 million were earned from the affiliated companies for services provided during 1998, 1999 and 2000 respectively, and are reflected in revenue in the accompanying consolidated statements of operations.

    The Company had receivables from Dobson Communications and certain of its subsidiaries totaling $1.2 million and $.7 million at December 31, 1999 and 2000, respectively. The receivables represent fees earned for services provided to affiliated companies of Dobson Communications, less any fees owed to affiliated companies of Dobson Communications for administrative services. The net receivables from these affiliates have been reflected as receivables-affiliates in the accompanying consolidated balance sheets.

10.  ACCRUED EXPENSES:

    The Company's accrued expenses as of December 31, 1999 and 2000, consisted of the following:

                                                                1999       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
Interest....................................................   $2,049     $  523
Taxes.......................................................    1,642      2,990
Wages.......................................................    3,674      3,487
Vacation and employee benefits..............................    1,721      1,418
                                                               ------     ------
    Total accrued expenses..................................   $9,086     $8,418
                                                               ======     ======

11.  REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ILEC and ICP. These segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 2. The Company evaluates and measures performance of each segment based on Adjusted EBITDA. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead and income taxes to both segments. The segments do not have significant noncash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                   ICP        ILEC      TOTAL
                                                 --------   --------   --------
                                                              1998
                                                            --------
                                                        ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External...................................  $ 52,099   $15,604    $ 67,703
    Intersegment...............................       267        --         267
    Intersegment revenue(1)....................        --        --        (267)
                                                 --------   -------    --------
      Total operating revenue..................  $ 52,366   $15,604    $ 67,703
                                                 --------   -------    --------
  Adjusted EBITDA..............................  $(16,129)  $ 8,414    $ (7,715)
  Depreciation and amortization................    (9,268)   (3,119)    (12,387)
  Interest expense(2)..........................   (24,613)   (1,293)    (25,906)
  Interest income..............................     5,781        13       5,794
  Other income (expense), net..................      (505)      647         142
                                                 --------   -------    --------
      Income (loss) before income taxes,
        extraordinary items and cumulative
        effect of change in accounting
        principle..............................  $(44,734)  $ 4,662    $(40,072)
                                                 ========   =======    ========

                                                  ICP        ILEC       TOTAL
                                               ---------   --------   ---------
                                                             1999
                                                           --------
                                                       ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External.................................  $  97,644   $15,642    $ 113,286
    Intersegment.............................      5,142        19        5,161
    Intersegment revenue(1)..................         --        --       (5,161)
                                               ---------   -------    ---------
      Total operating revenue................  $ 102,786   $15,661    $ 113,286
                                               ---------   -------    ---------
  Adjusted EBITDA............................  $ (46,647)  $ 8,976    $ (37,671)
  Depreciation and amortization..............    (18,112)   (2,926)     (21,038)
  Interest expense(2)........................    (46,496)   (1,367)     (47,863)
  Interest income............................      5,764         7        5,771
  Other expense, net.........................       (155)       --         (155)
                                               ---------   -------    ---------
      Income (loss) before income taxes,
        extraordinary items and cumulative
        effect of change in accounting
        principle............................  $(105,646)  $ 4,690    $(100,956)
                                               =========   =======    =========

                                                ICP(1)       ILEC       TOTAL
                                               ---------   --------   ---------
                                                             2000
                                                           --------
                                                       ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External.................................  $  92,394   $15,672    $ 108,066
    Intersegment.............................      4,338        --        4,338
    Intersegment revenue(1)..................         --        --       (4,338)
                                               ---------   -------    ---------
      Total operating revenue................  $  96,732   $15,672    $ 108,066
                                               ---------   -------    ---------
  Adjusted EBITDA............................  $ (42,533)  $ 9,246    $ (33,287)
  Depreciation and amortization..............    (23,186)   (3,351)     (26,537)
  Interest expense(2)........................    (37,404)   (1,218)     (38,622)
  Interest income............................      2,674         5        2,679
  Other expense, net.........................     (6,022)     (588)      (6,610)
                                               ---------   -------    ---------
      Income (loss) before income taxes,
        extraordinary items and cumulative
        effect of change in accounting
        principle............................  $(106,471)  $ 4,094    $(102,377)
                                               =========   =======    =========

                                                  1998       1999       2000
                                                --------   --------   --------
                                                       ($ IN THOUSANDS)
INVESTMENT INFORMATION:
  Segment assets--
    ICP(1)....................................  $351,231   $300,846   $197,778
    ILEC......................................    47,978     55,965     58,939
    Intersegment receivables(1)...............    (6,788)    (2,150)    (2,150)
                                                --------   --------   --------
      Total segment assets....................  $392,421   $354,661   $254,567
                                                ========   ========   ========
OTHER INFORMATION:
  Capital expenditures--
    ICP.......................................  $ 53,209   $ 36,037   $  9,071
    ILEC......................................     2,011     11,389      3,213
                                                --------   --------   --------
      Total capital expenditures..............  $ 55,220   $ 47,426   $ 12,284
                                                ========   ========   ========

- ------------------------

(1) The intersegment elimination's were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) Included in interest expense is amortization expense of deferred financing costs and dividend expense for the Senior Exchangeable Preferred Stock (see
    Note 6).

12.  COMMITMENTS:

    In May 1998, the Company entered into a three year carrier service agreement with Sprint for long distance capacity which provided for a minimum commitment totaling $8.3 million, subject to upward adjustment. In January 2000, the Company amended its agreement to reduce its minimum commitment to $7.4 million. Of this commitment, $1.9 million remained at December 31, 2000.

    In June 1998, the Company entered into an agreement with WorldCom to lease long distance capacity for three years with an aggregate minimum commitment of $18 million, or $.5 million per month. In December 1999, the Company amended its agreement to reduce its minimum monthly commitment from $.5 million to $.4 million and its total minimum commitment to $15.6 million, effective in January 2000 through the end of the agreement. Of this commitment, $.5 million remained at December 31, 2000.

    On January 24, 2000, Dobson Communications distributed the stock of Logix to its stockholders. Dobson Communications executed an agreement with DCCLP under which DCCLP agreed not to take any action which may result in Dobson Communications recognizing taxable income because of the Logix spin-off unless DCCLP causes Logix to execute an agreement to indemnify Dobson Communications for any income tax, together with any penalties or interest thereon, incurred by the actions of the Logix shareholders. In connection with the distribution, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement. However, Logix does not expect any tax settlement to be material to its results of operations.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained from September 1, 1998, through August 31, 2008, to perform certain services for the Company. In exchange for Mr. Dobson's services to the Company, the Company will provide monthly compensation of $15,000.

    Future minimum lease payments required under operating leases that have an initial or remaining noncancellable lease term in excess of one year at December 31, 2000, are as follows:

                                                              ($ IN THOUSANDS)
                                                              ----------------
2001........................................................      2,789,653
2002........................................................      2,742,748
2003........................................................      2,708,002
2004........................................................      2,601,858
2005........................................................      2,649,871
2006 and thereafter.........................................      6,503,307

    Lease expense under the above leases was approximately $1.3 million, $4.0 million and $4.7 million for the years ended December 31, 1998, 1999 and 2000, respectively.

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

    Indicated below are the carrying amounts and estimated fair values of the Company's financial instruments as of December 31:

                                                               1999                    2000
                                                       ---------------------   ---------------------
                                                       CARRYING                CARRYING
                                                        AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                       --------   ----------   --------   ----------
                                                                     ($ IN THOUSANDS)
DCCLP Senior Loans...................................  $     --    $     --    $71,473      $71,473
Senior Notes.........................................   350,000     262,500     86,890       32,149
Mortgage notes payable...............................    35,234      31,564     36,610       35,899
Senior Bank Credit Facility..........................    49,500      49,500         --           --
DCCLP Credit Facility................................     5,000       5,000         --           --

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Our directors, executive officers and other key employees are set forth below. Certain of our officers and directors hold or have held positions in our former parent company, Dobson Communications, and several of its subsidiaries. The ages of the persons set forth below are as of March 31, 2001.

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

NAME                                          AGE                       POSITION
- ----                                        --------   ------------------------------------------
Albert H. Pharis, Jr......................     51      Chief Executive Officer, President and
                                                       Director

Craig T. Sheetz...........................     41      Executive Vice President and Chief
                                                       Financial Officer

Matthew L. Asmus..........................     35      Executive Vice President and Chief
                                                       Operating Officer

James R. Rutherford.......................     43      Senior Vice President of Operations and
                                                       President of Dobson Telephone Company

Herbert K. Kenney.........................     53      Vice President, Secretary and General
                                                       Counsel

Leigh Ann Ihrig...........................     27      Corporate Controller and Assistant
                                                       Secretary

Philip J. Battaglia, III..................     34      Vice President of Sales

Michael L. Watson.........................     53      Vice President of Information Technology
                                                       Services

Anthony Brown.............................     39      Vice President of Operations

Glenn A. Taylor...........................     34      Vice President of Service

Gayla M. Wicker...........................     46      Vice President of Human Resources

Everett R. Dobson(1)......................     41      Chairman of the Board

Stephen T. Dobson(1)......................     38      Vice Chairman of the Board

Russell L. Dobson(1)......................     66      Director

Justin L. Jaschke.........................     42      Director

Dana L. Schmaltz..........................     34      Director

- ------------------------

(1) Everett R. Dobson and Stephen T. Dobson are sons of Russell L. Dobson.

    ALBERT H. PHARIS, JR. has served as our President and Chief Executive Officer since June 2000. He joined us in October 1999 as our Chief Executive Officer. Mr. Pharis also became a director of Logix in December 1998.
Mr. Pharis served as President, Chief Executive Officer and Director of Sygnet Communications, Inc. from 1985 to December in 1998. During that time, he was actively involved with CTIA, serving as both a Director and a member of the Executive Committee.

    CRAIG T. SHEETZ has served as Executive Vice President and Chief Financial Officer since March 2000. Mr. Sheetz served as Executive Vice President and Chief Operating Officer of Dobson Communications from December 1998 to
March 2000. Previously, he served as Vice President, Chief Financial Officer and Treasurer of Sygnet Wireless, Inc. from 1990 to 1998. Prior to that, Mr. Sheetz served as Assistant Vice President at Mellon Bank and PNC Bank where he specialized in the media and telecommunications industries. Mr. Sheetz holds a B.A. in Economics from Albion College and an M.B.A. from the University of Rochester.

    MATTHEW L. ASMUS has served as our Executive Vice President and Chief Operating Officer since March 2000. Previously, he served as Senior Vice President of Operations and Vice President of Services. Prior to joining us, Mr. Asmus worked for American Telco from January 1991 to June 1998. Mr. Asmus was responsible for local service operations, field service, customer service, dedicated access services, operator services and carrier access billing.
Mr. Asmus holds a B.B.A. from Sam Houston University.

    JAMES R. RUTHERFORD has served as our Senior Vice President of Operations since March 2000 and President of Dobson Telephone Company since March 1998. Previously, he served as Vice President of Network Deployment since
January 1999. Mr. Rutherford has been employed by Dobson Telephone and its subsidiaries since 1988 and has worked in various capacities, including manager and coordinator of contract engineering and construction, outside plant manager, general manager, and assisted in the start-up and development of our ICP operations. He serves as a director of the Oklahoma High Cost Fund Board and the Oklahoma Telephone Association. In addition, Mr. Rutherford serves on the Oklahoma Rural Telephone Companies technical and regulatory committees and is actively involved in the Western Rural Telephone Association.

    HERBERT K. KENNEY has served as our General Counsel and Secretary since
May 1999. Mr. Kenney was Of Counsel with Britton, Gray and Hill from
January 1999 through April 1999. He was Of Counsel for Stephen A. Sherman & Associates from January 1998 through December 1998. Mr. Kenney practiced law as a sole practitioner from January 1996 to December 1997. Prior to that he was the Litigation Section Chief for the Resolution Trust Corporation (FDIC) from
July 1992 to December 1995. Mr. Kenney received his J.D. from the University of Oklahoma College of Law and holds a B.A. from Rice University. He is admitted to the bars of Oklahoma and Texas, and is a member of the American Corporate Counsel Association and the Oklahoma County Bar Association.

    LEIGH ANN IHRIG, CPA has served as our Corporate Controller and Assistant Secretary since April 1999. Ms. Ihrig joined us from Dobson Communications where she served as Assistant Controller and Financial Reporting Manager since July of 1997. Prior to joining Dobson Communications, Ms. Ihrig was a senior auditor for Ernst & Young LLP from September 1994 through July 1997, where she served both publicly and privately held companies in the telecommunications, aerospace and defense and high technology industries. She graduated from Oklahoma State University with a B.S. in Accounting in 1994. In addition, Ms. Ihrig is a member of the American Institute of Certified Public Accountants.

    PHILIP J. BATTAGLIA, III has served as our Vice President of Sales since
May 2000. His responsibilities as vice president of sales include managing all direct sales efforts, including commercial and major accounts. Prior to joining us, he held positions such as director of enterprise business group and regional sales manager at CapRock Communications from June 1999 through May 2000.
Mr. Battaglia was director of sales at Nextlink, from December 1998 to June 1999. Previous to that, Mr. Battaglia was employed by American Telco from 1991 to 1998, and during his tenure served as regional sales manager, district sales manager and account manager. Mr. Battaglia earned a bachelor's degree in economics from Louisiana State University.

    MICHAEL L. WATSON has served as our Vice President of Information Technology Services since July 2000. Previously, Mr. Watson was chief information officer at Innovis Data Solutions. He has also held director-level positions at Infonet Services Corporation, TRW Information Systems and Services and Sprint. Mr. Watson has a master's degree in technology management from Pepperdine University.

    ANTHONY G. BROWN has served as our Vice President of Operations since
April 2000. Mr. Brown joined us in June 1997 and has served as regional director of operations and city manager for Oklahoma City and Tulsa. Previously, he was employed by Fort Mojave Telecommunications from 1994 to 1997 as plant manager, and designed and implemented the communications infrastructure from the beginning stages of the company. Brown also worked for McLoud Telephone Company for 13 years as installation repair technician, central office technician, engineer, OSS designer and special project coordinator. He attended Tulsa University and Texas A&M.

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

    GAYLA M. WICKER has served as our Vice President of Human Resources since July 2000. Previous to joining us, Ms. Wicker was human resources manager at Kemper Cost Management from June 1999 to July 2000. Prior to that, she held various director-level positions at C.H. Guernsey & Co. from August 1992 to October 1998. Ms. Wicker is a member of the Society for Human Resources Management. She attended college at Oklahoma State University and Southern Nazarene University.

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

    STEPHEN T. DOBSON has served as our Vice Chairman and as a director since October 1999, and has been one of our executive officers since our incorporation in 1997. Mr. Dobson was our President from January 1997 through September 1999. He has been a director of Dobson Communications since 1990. He served as Treasurer of Dobson Communications from 1990 until September 1998, and he has served as Secretary of Dobson Communications since 1990. He has also served as General Manager and Secretary of Dobson Telephone since 1994 and 1990, respectively. He holds a B.S. in finance from the University of Central Oklahoma.

    RUSSELL L. DOBSON has served as our director since our incorporation in 1997. He was Chairman of the Board and Chief Executive Officer from 1990 to 1996. He also serves as President and director of Fort Mojave Telecommunications, Inc. since 1998. Mr. Dobson joined his father at Dobson Telephone in 1956 and became the controlling owner and Chief Executive Officer in 1975 when he purchased his father's interest. Mr. Dobson has also served as a director for Dobson Communications since 1990. He has been active in many industry-related groups, including the Oklahoma Telephone Association, Western Rural Telephone Association and Organization for the Protection and Advancement of Small Telephone Companies.

    JUSTIN L. JASCHKE has served as our director since our incorporation in 1997. Mr. Jaschke has served as the Chief Executive Officer and director of Verio Inc., an Internet service provider based in Englewood, Colorado, since its inception in March 1996. Prior to March 1996, Mr. Jaschke served as Chief Operating Officer for Nextel Communications, Inc. following its merger with OneComm Corporation in July 1995. Mr. Jaschke currently serves on the Board of Directors of Metricom, Inc. and

Dobson Communications Corporation. Mr. Jaschke received a Bachelor of Science degree in mathematics from the University of Puget Sound and a Master of Science in management from the Massachusetts Institute of Technology Sloan School of Management.

    DANA L. SCHMALTZ has served as a director in accordance with the terms of our stockholders' agreement, dated December 23, 1998, between Dobson Communications and J.W. Childs Associates. Mr. Schmaltz is a Managing Director of J.W. Childs Associates, Inc. since January 2001. Previously, he served as a Vice President from February 1997 until December 2000 for J.W. Childs Associates, Inc. From 1995 to 1997, Mr. Schmaltz was an associate at DLJ Merchant Banking, Inc. Mr. Schmaltz received an A.B. from Dartmouth College in 1989. Mr. Schmaltz graduated from the Harvard Graduate School of Business Administration.

ITEM 11.  EXECUTIVE COMPENSATION

    The following table sets forth the cash and non-cash compensation during 1998, 1999 and 2000 earned by our chief executive officer and our other four most highly compensated executive officers whose annual compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE

                                                                                       SECURITIES UNDERLYING
                                                                                        OPTION AWARDS (# OF
                                                    ANNUAL COMPENSATION                       SHARES)
                                        --------------------------------------------   ---------------------
                                                                     OTHER ANNUAL          1998 AND 1999          ALL OTHER
NAME AND PRINCIPAL POSITION    YEAR     SALARY($)   BONUS($)(1)   COMPENSATION($)(2)        LOGIX PLANS        COMPENSATION($)
- ---------------------------  --------   ---------   -----------   ------------------   ---------------------   ---------------
Albert H. Pharis, Jr.(3)...    1998           --            --              --                      --                 --
  President, Chief             1999       69,000            --              --               2,302,021                 --
  Executive Officer and        2000      300,000       150,000              --                      --              6,800(4)
  Director

Stephen T. Dobson(5)......     1998      155,200        80,000          32,400(6)                   --              4,700(7)
  Vice Chairman of the         1999      200,000       180,000          77,400(6)                   --              8,400(4)
  Board                        2000      238,500       190,000          60,680(6)                   --              6,800(4)

Matthew L. Asmus..........     1998      116,500       270,180(8)           --                  30,000                 --
  Executive Vice President     1999      124,000        42,000              --                  70,000              4,500(4)
  and Chief Operating          2000      172,000        76,000              --               1,000,000              4,300(4)
  Officer

Craig T. Sheetz(9)........     1998           --            --              --                      --                 --
  Executive Vice President     1999           --            --              --                      --                 --
  and Chief Financial          2000      144,000        73,000              --               1,000,000              6,800(4)
  Officer

James R. Rutherford.......     1998       85,900        34,300              --                      --              4,900(7)
  Senior Vice President of     1999      117,000        43,000              --                      --              4,600(4)
  Operations and President     2000      134,000        45,000              --                 100,000              4,600(4)
  of Dobson Telephone

- ------------------------

(1) The bonus amount is reflected in the year earned, regardless of when the bonus was paid.

(2) Represents the value of perquisites and other personal benefits in excess of 10% of annual salary and bonus.

(3) Mr. Pharis is also a director of and receives a consulting fee from Dobson Communications. This fee is not included as part of Mr. Pharis' compensation.

(4) Includes the matching contributions made by us to the account of the executive officer under our 401(k) Profit Sharing Plan.

(5) Mr. Dobson is also a director of Dobson Communications.

(6) Includes $16,100, $61,700 and $46,910 for personal use of Dobson Communications aircraft and $16,300, $15,700 and $13,770, for a company-provided vehicle in 1998, 1999 and 2000, respectively.

(7) Includes the matching contributions made by Dobson Communications to the account of the executive officer under Dobson Communications 401(k) Profit Sharing Plan.

(8) Includings a $250,000 bonus associated with the ATI acquisition.

(9) Information reported in table for the year 2000 represents compensation earned since employment began in March 2000.

    The following executive officers listed below were granted options to purchase shares of our common stock in 2000. No stock options were exercised by these executive officers in 2000:

                             OPTION GRANTS IN 2000

                                                          INDIVIDUAL GRANTS                    POTENTIAL REALIZABLE
                                          --------------------------------------------------      VALUE AT ANNUAL
                                                       PERCENT OF                                 RATES OF STOCK
                                                      TOTAL OPTIONS                              APPRECIATION FOR
                                           NUMBER      GRANTED TO     EXERCISE                    OPTION TERM(1)
                                           OPTIONS    EMPLOYEES IN    PRICE ($/   EXPIRATION   ---------------------
NAME                                       GRANTED        2000         SHARE)        DATE        5%($)      10%($)
- ----                                      ---------   -------------   ---------   ----------   ---------   ---------
1998 LOGIX PLAN
  Matthew L. Asmus......................  1,000,000       31.4%         $0.50       3/09/10     314,447     796,871
  Craig T. Sheetz.......................  1,000,000       31.4%         $0.50       3/21/10     314,447     796,871
  James R. Rutherford...................    100,000        3.1%         $0.50       5/09/10      31,445      79,687

- ------------------------

(1) The assumed annual rates of stock price appreciation of 5% and 10% are set by the Securities and Exchange Commission and are not intended as a forecast of possible future appreciation in stock prices.

                          2000 YEAR-END OPTION VALUES

                                                                     NUMBER OF SECURITIES
                                                   --------------------------------------------------------
                                                                                    VALUE OF UNEXERCISED
                                                      UNDERLYING UNEXERCISED            IN-THE-MONEY
                                                     OPTIONS AT 12/31/00 (#)       OPTIONS AT 12/31/00 ($)
NAME                                               EXERCISABLE/UNEXERCISABLE(1)   EXERCISABLE/UNEXERCISABLE
- ----                                               ----------------------------   -------------------------
1998 LOGIX PLAN
  Matthew L. Asmus...............................          26,000/874,000                        --
  Craig T. Sheetz................................             0/1,000,000                        --
  James R. Rutherford............................               0/100,000                        --
1999 LOGIX PLAN
  Albert H. Pharis, Jr...........................       460,404/1,841,617                        --

- ------------------------

(1) The value of unexercised in-the-money options at December 31, 2000 is computed as the product of (i) stock value at December 31, 2000 less stock option exercise price and (ii) number of underlying securities at December 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

    During 2000, the members of our compensation committee were Russell L. Dobson and Dana L. Schmaltz. Russell L. Dobson previously served as our Chairman of the Board and Chief Executive Officer from 1990 to 1996, and is the father of Everett and Stephen Dobson. For a description of certain transactions between Mr. Dobson and us, see Item 13. Certain Relationships and Related Transactions.

EMPLOYMENT AGREEMENTS

    Effective December 23, 1998, Albert H. Pharis, Jr. became a consultant to Dobson Communications on an as-needed basis for term of five years. Mr. Pharis receives an annual fee of $60,000 from Dobson Communications. In addition, Mr. Pharis received options to purchase 106,952 shares of the Dobson Communications Class B Common Stock at an exercise price of $5.18 per share. Mr. Pharis' options vest ratably over a five-year period and fully vest upon a change of control of Dobson Communications. In connection with the employment of Mr. Pharis in 1999, we agreed to provide initial compensation in the form of a combination of salary, bonus, stock options and other benefits. The terms of Mr. Pharis' employment are an initial base salary of $300,000, bonus of up to 50% of his annual base salary, and options to purchase an aggregate of 2,302,021 shares of our common stock pursuant to the 1999 Logix Stock Option Plan. Mr. Pharis' options vest at the rate of 20% per year for five years on each anniversary date of the grant and carry an exercise price of $0.50 per share. Mr. Pharis is also entitled to an additional option grant equal to 2% of our equity when we attain a valuation of $500 million. In the event of a change of control within one year of employment, Mr. Pharis is guaranteed
$3 million pre-tax through a combination of option exercise and cash.

    Effective March 10, 2000, Matthew L. Asmus became our Executive Vice President and Chief Operating Officer and we agreed to provide him with compensation in the form of a combination of salary, bonus, stock options and other benefits. Mr. Asmus receives an initial annual base salary of $180,000 and annual bonus up to 50% of his annual base salary. Mr. Asmus also received, pursuant to the 1998 Logix Stock Option Plan, an option to purchase an aggregate of 1,000,000 shares of our common stock over a ten year term at an exercise price of $0.50 per share, which options vest at the rate of 20% on each anniversary date of the grant. In the event of a change in control during Mr. Asmus's employment, he is guaranteed $1 million pre-tax through a combination of option exercise and cash.

    Effective March 22, 2000, Craig T. Sheetz became our Executive Vice President and Chief Financial Officer. We agreed to provide him with initial compensation in the form of a combination of salary, bonus, stock options and other benefits. Mr. Sheetz receives an annual base salary of $195,000 and annual bonus up to 50% of his annual base salary. Mr. Sheetz also received, pursuant to the 1998 Logix Stock Option Plan, an option to purchase an aggregate of 1,000,000 shares of our common stock over a ten year term at an exercise price of $0.50 per share, which options vest at the rate of 20% on each anniversary date of the grant. In the event of a change in control during Mr. Sheetz' employment, he is guaranteed $1 million pre-tax through a combination of option exercise and cash.

    William J. Hoffman, Jr. ceased to be our Executive Vice President and Chief Operating Officer in March 2000. As part of his severance arrangement we agreed to pay Mr. Hoffman a continuing annual salary of $175,000 plus 34% of this annual salary in lieu of all incentive compensation from March 15, 2000 until March 14, 2003. In addition, he received $50,000 in exchange for his vested stock options and will receive certain insurance benefits through March 14, 2003.

    Effective September 1, 1998, Dobson Communications entered into a consulting agreement with Russell L. Dobson. Under the terms of the agreement, Mr. Dobson has been retained by us from September 1, 1998, through August 31, 2008, to perform certain services for us. In exchange for Mr. Dobson's services, we will provide monthly compensation of $15,000. In addition, Mr. Dobson has agreed not to compete with us. During 1998, Mr. Dobson was paid $.2 million by Dobson Communications and this amount was allocated entirely to us. In 1999 and 2000, we paid Mr. Dobson $.2 million.

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

    Our audit committee currently consists of Justin L. Jaschke and Dana L. Schmaltz. The audit committee reviews with our independent auditor, the scope and timing of its audit services, the auditor's report on our financial statements following completion of their audit and our policies and procedures with respect to internal accounting and financial controls. In addition, the audit committee makes annual recommendations to our board of directors for the appointment of independent auditors for the following year.

DIRECTOR COMPENSATION

    We reimburse directors for out-of-pocket expenses incurred in attending board meetings. Directors who also serve as officers or consultants do not receive additional compensation for services rendered as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The following table provides information, as of March 15, 2001, concerning beneficial ownership of our Common Stock by:

    - each person known by us to beneficially own more than 5% of such stock;

    - each of our directors and our chief executive officer and each of our other four most highly compensated executive officers; and

    - all directors, director nominees and executive officers as a group.

                                                                    COMMON STOCK
                                                              -------------------------
                                                                            PERCENT OF
                                                              NUMBER OF       TOTAL
NAME AND ADDRESS OF BENEFICIAL OWNER                            SHARES     VOTING POWER
- ------------------------------------                          ----------   ------------
Everett R. Dobson(1) .......................................  62,526,852       87.8%
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

Russell L. Dobson ..........................................     416,404          *
  13439 N. Broadway Ext.
  Oklahoma City, OK 73114

John W. Childs(2)(3) .......................................   6,127,250        8.6%
  c/o J.W. Childs Equity Partners II and related persons,
  L.P.
  One Federal St., 21st Floor
  Boston, MA 02110

J.W. Childs Equity Partners II, L.P.(2)(3) .................   6,351,844        8.9%
  One Federal St., 21st Floor
  Boston, MA 02110

Dana L. Schmaltz ...........................................       7,443          *
  One Federal St., 21st Floor
  Boston, MA 02110

Dobson Equity, LLC(4)(5)(6)

Albert H. Pharis, Jr.(4) ...................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

James R. Rutherford(5) .....................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

Justin L. Jaschke(6) .......................................     202,657          *
  3555 N.W. 58th St.
  Oklahoma City, OK 73112

All directors and executive officers as a group               69,497,757       97.5%
  (6 persons)...............................................

- ------------------------

*   Less than 1%.

(1) All such shares are held by Dobson CC Limited Partnership. As the president and one of two directors and a shareholder of RLD, Inc., the general partner of Dobson CC Limited Partnership, Everett R. Dobson has voting and investment power with respect to such shares.

(2) Includes 281,417 shares of our common stock owned by John W. Childs. The remaining shares are owned by J.W. Childs Equity Partners II, L.P. J.W. Childs Equity Partners II, L.P. currently holds 5,845,833 shares of our common stock (the "Equity Partners II Shares"). J.W. Childs
    Advisors II, L.P. is the general partner of J.W. Childs Equity
    Partners II, L.P. and, as such, has the power to direct the voting and disposition of shares of our common stock owned by J.W. Childs Equity Partners II, L.P. J.W. Childs Associates, Inc. is the general partner of
    J. W. Childs Associates, L.P. and, as such, has the power to direct the voting and disposition of shares owned by J.W. Childs Associates, L.P. Therefore, J.W. Childs Advisors II, L.P., J.W. Associates, L.P. and J.W. Childs Associates, Inc. may be deemed to beneficially own the Equity Partners II Shares. Furthermore, John W. Childs is the sole director and stockholder of J.W. Childs Associates, Inc. and, as such, has the power to direct the voting and disposition of shares deemed to be beneficially owned by J.W. Childs Associates, Inc. John W. Childs disclaims beneficial ownership of such shares.

(3) Includes 5,845,833 shares of our common stock owned by J.W. Childs Equity Partners II, L.P., 281,417 shares of our common stock held by John W. Childs and 224,594 shares of our common stock held by affiliated co-investor and their related entities. Each of these entities or persons have agreed to sell their shares only if a pro-rata portion of the shares of our common stock held by J.W. Childs Equity Partners II, L.P. is being sold by J.W. Childs Equity Partners II, L.P. on substantially the same terms.

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

    We carry telephone traffic, provide long-haul fiber transport services and provide network monitoring for affiliated companies of Dobson Communications. These services amounted to $2.4 million in 2000.

    For the tax periods through the year ended December 31, 1999, and the partial year ended January 24, 2000, we were a party to a tax sharing agreement with Dobson Communications and its other subsidiaries. As a member of the affiliated group with Dobson Communications, we will join with Dobson Communications and its other subsidiaries in filing a consolidated federal income tax return. Under the tax sharing agreement, each subsidiary's contribution toward the group's consolidated federal income tax liability is determined as if such party were at all times a separate taxpayer not included in the group. Based on this determination of separate tax liability, each subsidiary pays to Dobson Communications an amount in lieu of taxes equal to the amount the subsidiary would be obligated to pay if it filed returns as a separate taxpayer. If, but only to the extent that, the group realizes a tax benefit for any taxable year as a result of the inclusion of a subsidiary's tax items in the determination of tax liability of the group, Dobson Communications will pay to the subsidiary an amount equal to such tax benefits realized. In connection with the distribution of our stock, the tax sharing agreement with Dobson Communications was terminated. As a result of the termination, Logix may owe Dobson Communications a net tax settlement.

    Subsequent to December 31, 1998, intercompany activities with Dobson Communications and its subsidiaries consisted of normal operating transactions. As a result of various intercompany activities, including the tax sharing agreement, we had receivables from Dobson Communications and its subsidiaries totaling $.7 million at December 31, 2000.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) The following financial statements of Logix Communications Enterprises, Inc. are included in Item 8:

       Report of independent public accountants

       Consolidated balance sheets as of December 31, 1999 and 2000.

       Consolidated statements of operations for the years ended December 31, 1998, 1999 and 2000.

       Consolidated statements of stockholders' deficit for the years ended December 31, 1998, 1999 and 2000.

       Consolidated statements of cash flows for the years ended December 31, 1998, 1999 and 2000.

       Notes to consolidated financial statements.

    (2) Schedules

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

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors of
Logix Communications Enterprises, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of Logix Communications Enterprises, Inc. and subsidiaries included in the Form 10-K and have issued our report thereon dated March 22, 2001. Our audits were made for the purpose of forming an opinion on those statements taken as a whole. The schedule listed on Page 65 is the responsibility of the Company's management and is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic consolidated financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic consolidated statements taken as a whole.

                                          ARTHUR ANDERSEN LLP

Oklahoma City, Oklahoma,
March 22, 2001

                                  SCHEDULE II
                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                    SCHEDULE OF VALUATION ALLOWANCE ACCOUNTS
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                     BALANCE AT   CHARGED TO
                                                     BEGINNING    COSTS AND                 BALANCE AT
                                                      OF YEAR      EXPENSES    DEDUCTIONS   END OF YEAR
                                                     ----------   ----------   ----------   -----------
                                                                      ($ IN THOUSANDS)
ALLOWANCE FOR DOUBTFUL ACCOUNTS RECEIVABLE:
1998...............................................    $  333(1)       670          339       $  664
1999...............................................    $  664        4,757        4,167       $1,254
2000...............................................    $1,254        5,660        3,583        3,331

- ------------------------

(1) Balance includes $.3 million related to the acquisition of American Telco as of June 15, 1998.

    Allowance for doubtful accounts are deducted from accounts receivable in the balance sheet.

(3) Exhibits

                               INDEX TO EXHIBITS

       EXHIBIT                                                                           METHOD OF
       NUMBERS                                   DESCRIPTION                              FILING
- ---------------------                            -----------                           -------------
 3.1                     Registrant's Amended and Restated Certificate of
                         Incorporation, as amended, dated March 29, 2000.............  (7)[3.1]

 3.2                     Registrant's By-laws, as amended............................  (1)[3.2]

 3.3                     Registrant's Class A Senior Exchangeable Preferred Stock
                         Certificate of Designation..................................  (7)[3.2]

 4.1                     Telephone Loan Contract dated as of November 7, 1958 between
                         Dobson Telephone Company, Inc. and United States of
                         America.....................................................  (2)[4.2]

 4.2                     Telephone Loan Contract dated as of March 19, 1956 between
                         McLoud Telephone Company and United States of America.......  (2)[4.3]

 4.3                     Telephone Loan Contract dated as of January 15, 1993 between
                         Dobson Telephone Company, Inc., Rural Telephone Bank and
                         United States of America....................................  (2)[4.4]

 4.4                     Restated Mortgage, Security Agreement and Financing
                         Statement dated as of May 15, 1993 between Dobson Telephone
                         Company and United States of America........................  (2)[4.5]

 4.5                     Indenture dated as of June 12, 1998 between the Registrant, as Issuer, and United States Trust Company of New York, as
                         Trustee.....................................................  (1)[4.5]

 4.6                     Escrow and Security Agreement dated June 12, 1998 among the
                         Registrant as Pledgor, and Morgan Stanley & Co.
                         Incorporated, Montgomery Securities LLC as Placement Agents,
                         and United States Trust Company of New York, as Trustee.....  (1)[4.6]

10.1*                    Letter dated March 15, 2000, from the Registrant to William
                         J. Hoffman, Jr. describing severance agreement..............  (6)[10.3.1]

10.2*                    Letter dated September 28, 1999, from the Registrant to
                         Albert H. Pharis, Jr. describing employment arrangement.....  (6)[10.5]

10.3*                    Letter dated March 22, 2000, from the Registrant to Craig T.
                         Sheetz describing employment arrangement....................  (6)[10.6]

10.4*                    Letter dated March 10, 2000, from the Registrant to Matthew
                         L. Asmus describing employment arrangement..................  (6)[10.7]

10.5*                    Registrant's 1998 Stock Option Plan.........................  (1)[10.4]

10.6*                    Registrant's 1999 Stock Option Plan.........................  (6)[10.9]

10.7                     Carrier Service Agreement dated June 30, 1998, between the
                         Registrant and WorldCom Network Services, Inc...............  (6)[10.11]

10.7.1                   First Amendment to the Carrier Service Agreement dated
                         November 30, 1998, between the Registrant and WorldCom
                         Network Services, Inc.......................................  (6)[10.11.1]

       EXHIBIT                                                                           METHOD OF
       NUMBERS                                   DESCRIPTION                              FILING
- ---------------------                            -----------                           -------------
10.7.2                   Second Amendment to the Carrier Service Agreement dated
                         September 20, 1999, between the Registrant and WorldCom
                         Network Services, Inc.......................................  (6)[10.11.2]

10.7.3                   Third Amendment to the Carrier Service Agreement dated
                         November 18, 1999, between the Registrant and WorldCom
                         Network Services, Inc.......................................  (6)[10.11.3]

10.7.4                   Fourth Amendment to the Carrier Service Agreement dated
                         December 21, 1999, between the Registrant and WorldCom
                         Network Services, Inc.......................................  (6)[10.11.4]

10.8                     Switched Services Agreement dated May 28, 1998, between the
                         Registrant and Sprint Communications Company L.P............  (6)[10.12]

10.8.1                   First Amendment to the Switched Services Agreement dated
                         January 3, 2000, between the Registrant and Sprint
                         Communications Company L.P..................................  (6)[10.12.1]

10.9                     Promissory Note for $20 million dated July 20, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (8)[10.1]

10.10                    Promissory Note for $15 million dated August 2, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (8)[10.2]

10.11                    Promissory Note for $2 million dated August 9, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (8)[10.3]

10.12                    Promissory Note for $7 million dated August 10, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (8)[10.4]

10.13                    Promissory Note for $3 million dated August 11, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (8)[10.5]

10.14                    Promissory Note for $15 million dated August 15, 2000
                         between Logix Communications Corporation and Dobson CC
                         Limited Partnership.........................................  (9)

10.15                    Promissory Note for $3 million dated August 17, 2000 between
                         Logix Communications Corporation and Dobson CC Limited
                         Partnership.................................................  (9)

10.16                    Promissory Note for $4 million dated December 29, 2000
                         between Logix Communications Corporation and Dobson CC
                         Limited Partnership.........................................  (9)

10.17                    Promissory Note for $1,927,573 dated December 31, 2000
                         between Logix Communications Corporation and Dobson CC
                         Limited Partnership.........................................  (9)

11                       Statement re computation of per share earnings..............  (9)

21                       Subsidiaries................................................  (9)

- ------------------------

 (1) Previously filed as an exhibit to the Company's Registration Statement on Form S-4 (Registration No. 333-58693), as the exhibit number indicated in brackets, and incorporated herein by reference;

 (2) Filed as an exhibit to the Registration Statement on Form S-4 (Registration No. 333-23769), as the exhibit number indicated in brackets, by Dobson Communications Corporation, the Registrant's former parent, and incorporated herein by reference;

 (3) Filed as an exhibit to Current Report on Form 8-K on June 30, 1998, of Dobson Communications Corporation, the Registrant's former parent (File No. 333-23769), as the exhibit number indicated in brackets, and incorporated herein by reference;

 (4) Filed as an exhibit to the Annual Report on Form 10-K for the year ended December 31, 1998, of Dobson Communications Corporation, the Registrant's former parent, as the exhibit number indicated in brackets, and incorporated herein by reference;

 (5) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998, as the exhibit number indicated in brackets, and incorporated herein by reference.

 (6) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999, as the exhibit number indicated in brackets, and incorporated herein by reference;

 (7) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference;

 (8) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference;

 (9) Filed herewith.

   * Management contract or compensatory plan or arrangement.

(b) Form 8-K filings

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 2nd day of April, 2001.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                                       By:          /s/ ALBERT H. PHARIS, JR.
                                                            -----------------------------------------
                                                                      Albert H. Pharis, Jr.
                                                                     CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities indicated on the 2nd day of April, 2001.

                        NAME                                         TITLE
                        ----                                         -----
              /s/ ALBERT H. PHARIS, JR.                President, Chief Executive Officer
     -------------------------------------------       and Director
                Albert H. Pharis, Jr.

                 /s/ CRAIG T. SHEETZ                   Executive Vice President and Chief
     -------------------------------------------       Financial Officer (Principal
                   Craig T. Sheetz                     Financial Officer)

                 /s/ LEIGH ANN IHRIG                   Controller and Assistant Secretary
     -------------------------------------------       (Principal Accounting Officer)
                   Leigh Ann Ihrig

                /s/ EVERETT R. DOBSON                  Chairman of the Board
     -------------------------------------------
                  Everett R. Dobson

                /s/ STEPHEN T. DOBSON                  Vice Chairman
     -------------------------------------------
                  Stephen T. Dobson

                /s/ RUSSELL L. DOBSON                  Director
     -------------------------------------------
                  Russell L. Dobson

                /s/ JUSTIN L. JASCHKE                  Director
     -------------------------------------------
                  Justin L. Jaschke

                /s/ DANA L. SCHMALTZ                   Director
     -------------------------------------------
                  Dana L. Schmaltz