Form 10-Q
period 2001-03-31
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2001-05-11
CIK 1065458

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                OKLAHOMA                                     73-1533356
    (State or other jurisdiction of              (IRS Employer Identification No.)
     incorporation or organization)

              3555 NW 58TH                                     73112
              TENTH FLOOR                                    (zip code)
        OKLAHOMA CITY, OKLAHOMA
(Address of principal executive offices)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of April 25, 2001, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

                         QUARTERLY REPORT ON FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 2001

                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                       PART I. FINANCIAL INFORMATION

  1                     Condensed Consolidated Financial Statements (Unaudited):

                        Condensed Consolidated Balance Sheets as of March 31, 2001        2
                          and December 31, 2000.....................................

                        Condensed Consolidated Statements of Operations for the           3
                          Three Months Ended March 31, 2001 and 2000................

                        Condensed Consolidated Statements of Cash Flows for the           4
                          Three Months Ended March 31, 2001 and 2000................

                        Notes to Condensed Consolidated Financial Statements........      5

  2                     Management's Discussion and Analysis of Financial Condition      10
                          and Results of Operations.................................

  3                     Quantitative and Qualitative Disclosure About Market Risk...     17

                                         PART II. OTHER INFORMATION

  1                     Legal Proceedings...........................................     18

  2                     Changes in Securities and Use of Proceeds...................     18

  3                     Defaults Upon Senior Securities.............................     18

  4                     Submission of Matters to a Vote of Security Holders.........     18

  5                     Other Information...........................................     18

  6                     Exhibits and Reports on Form 8-K............................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                  (UNAUDITED)

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $  1,014      $    963
  Restricted cash and investments...........................     5,370         5,263
  Accounts receivable.......................................    11,883        12,850
  Receivables--affiliates...................................       900           742
  Prepaid expenses..........................................     3,161         1,759
  Other current assets......................................       289           331
                                                              --------      --------
    Total current assets....................................    22,617        21,908
                                                              --------      --------
PROPERTY, PLANT AND EQUIPMENT, net..........................   107,521       110,342
                                                              --------      --------
OTHER ASSETS:
  Goodwill, net.............................................   107,794       109,961
  Deferred costs, net.......................................     3,834         3,982
  Excess of cost over original cost of assets acquired,
    net.....................................................     2,368         2,391
  Other intangibles, net....................................     3,622         3,980
  Other.....................................................     2,026         2,003
                                                              --------      --------
    Total other assets......................................   119,644       122,317
                                                              --------      --------
    Total assets............................................  $249,782      $254,567
                                                              ========      ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
 Accounts payable...........................................  $ 11,806      $ 10,497
  Accrued expenses..........................................     9,952         6,818
  Other current liabilities.................................     1,144         1,157
  Current portion of long-term debt.........................     8,426         1,747
                                                              --------      --------
    Total current liabilities...............................    31,328        20,219
                                                              --------      --------
LONG-TERM DEBT, net of current portion......................   194,513       193,226
INVESTMENT TAX CREDITS......................................        88            90
COMMITMENTS (Note 4)
SENIOR EXCHANGEABLE PREFERRED STOCK.........................   106,008       102,176
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 2001 and 2000........................................       713           713
  Paid-in capital...........................................    11,448        11,448
  Retained deficit..........................................   (94,316)      (73,305)
                                                              --------      --------
    Total stockholders' deficit.............................   (82,155)      (61,144)
                                                              --------      --------
    Total liabilities and stockholders' deficit.............  $249,782      $254,567
                                                              ========      ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                                                  THREE MONTHS ENDED
                                                                      MARCH 31,
                                                              --------------------------
                                                                 2001            2000
                                                              ----------      ----------
REVENUE.....................................................  $   26,144      $   27,014
OPERATING EXPENSES:
  Cost of service...........................................      19,923          24,857
  Selling, general and administrative.......................      12,005          15,676
  Severance costs...........................................          --           2,579
  Depreciation and amortization.............................       6,308           6,221
                                                              ----------      ----------
    Total operating expenses................................      38,236          49,333
                                                              ----------      ----------
OPERATING LOSS..............................................     (12,092)        (22,319)
OTHER INCOME (EXPENSES):
  Interest expense..........................................      (5,265)        (14,508)
  Interest income...........................................         177             978
  Other, net................................................           1               4
                                                              ----------      ----------
    Total other expenses....................................      (5,087)        (13,526)
                                                              ----------      ----------
LOSS BEFORE EXTRAORDINARY ITEMS AND CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE............................     (17,179)        (35,845)
EXTRAORDINARY ITEMS, net of income tax expense of $38,903
  in 2000...................................................          --          (2,533)
NET LOSS....................................................  $  (17,179)     $  (38,378)
DIVIDENDS ON PREFERRED STOCK................................      (3,832)             --
                                                              ----------      ----------
NET LOSS APPLICABLE TO COMMON STOCKHOLDERS..................  $  (21,011)     $  (38,378)
                                                              ==========      ==========
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE:
  Before extraordinary items and cumulative effect of change
    in accounting principle.................................  $     (.29)     $     (.50)
  Extraordinary items.......................................          --            (.04)
                                                              ----------      ----------
BASIC NET LOSS APPLICABLE TO COMMON STOCKHOLDERS PER COMMON
  SHARE.....................................................  $     (.29)     $     (.54)
                                                              ==========      ==========
BASIC WEIGHTED AVERAGE COMMON SHARES OUTSTANDING............  71,250,000      71,250,000
                                                              ==========      ==========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(17,179)  $(38,378)
  Adjustments to reconcile net loss to net cash used in
    operating activities--
    Depreciation and amortization...........................     6,308      6,221
    Amortization of bond premium and financing costs........       196        382
    Deferred investment tax credits.........................        (2)        (2)
    Extraordinary loss on financing cost....................        --      2,533
    Other, net..............................................        (2)        (1)
  Changes in current assets and liabilities--
    Accounts receivable.....................................       967      4,433
    Prepaid expenses........................................    (1,403)     2,080
    Other current assets....................................        42          5
    Accounts payable........................................     1,309    (10,041)
    Accrued expenses........................................     5,109     13,169
    Other current liabilities...............................       (15)        (6)
                                                              --------   --------
      Net cash used in operating activities.................    (4,670)   (19,605)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
    Capital expenditures....................................      (938)    (2,523)
    Purchase of other assets................................        --       (145)
    (Increase) Decrease in receivable--affiliate............      (158)       377
    Other, net..............................................        (1)      (137)
                                                              --------   --------
      Net cash used in investing activities.................    (1,097)    (2,428)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt............................     6,408     45,000
    Repayments of long-term debt............................      (435)   (49,796)
    Sale of senior exchangeable preferred stock.............        --     40,000
    Interest on restricted investments......................      (155)      (892)
    Deferred financing costs................................        --       (961)
                                                              --------   --------
      Net cash provided by financing activities.............     5,818     33,351
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................        51     11,318
CASH AND CASH EQUIVALENTS, beginning of period..............       963        672
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................     1,014   $ 11,990
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  2,611   $  2,190
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued as additional Senior Exchangeable
    Preferred Stock.........................................  $  3,832   $     --
  Principal and accrued interest on DCCLP Credit Facility
    converted to Senior Exchangeable Preferred Stock........  $     --   $ 51,492
  Accrued interest on DCCLP Credit Facility converted to
    DCCLP Senior
    Loans...................................................  $  1,975   $    545

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001
                                  (UNAUDITED)

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

ICP

    The Company commenced its ICP operations in December 1997 through its subsidiary, Logix Communications Corporation ("LCC"). The Company's ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. The Company currently provides these services primarily to customers in markets in Kansas, Missouri, Oklahoma and Texas.

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is Dobson Fiber/FORTE of Colorado, Inc.

ILEC

    The Company, through Dobson Telephone Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 29.2% and 31.7% of the Company's revenue from its ILEC operations for the quarter ended March 31, 2001 and 2000, respectively, was from these two sources.

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

    The significant accounting policies followed in the preparation of the quarterly financial statements are the same as those disclosed in the 2000 Logix Communications Enterprises, Inc. Annual Report on Form 10-K. Reference is made herein to the "Notes to Consolidated Financial Statements" under Item 8 of the 2000 Form 10-K for additional disclosure.

SEVERANCE COSTS

    As a result of the changes in executive officers and a reduction in force during 2000, the Company incurred approximately $2.6 million in severance costs for the quarter ended March 31, 2000.

USE OF ESTIMATES

    The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

RECENTLY ADOPTED OR ISSUED PRONOUNCEMENTS

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

2.  FINANCIAL CONDITION AND FUTURE PLANS:

    Prior to 2000, Logix had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, the Company was reliant on long distance revenue for the majority of revenue during 1999. In the ICP business segment, the Company experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit the Company to attain its profitability goals. Early in 2000, Logix changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where the Company could offer local service more cost effectively. The emphasis of the Company changed to serving customers better and executing the fundamental tasks of the business as efficiently as possible. During 2000, the Company disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, Logix refocused its sales efforts on its target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in improved performance for Logix. Local revenue has increased, operating expenses have been reduced, and earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items ("Adjusted EBITDA") losses have decreased substantially from January 1, 2000 through March 31, 2001. However, the Company has not been able to generate net income and cash flow from operations that are sufficient to fund its current strategy. Presently, the Company estimates that it may require $40-$50 million in outside funding during 2001 to continue deploying its current strategy, however there can be no assurance that this funding will be available at all or, if available, on terms satisfactory to us, that this strategy will be successful, or that our estimated funding requirements will not change if our strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP, provided the Company substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These advances totaled $157.9 million for the year ended December 31, 2000. Additionally, during the first quarter of 2001, DCCLP provided $6.0 million through additional senior loans and converted $2.0 million of accrued interest to senior loans. However, DCCLP is uncertain about its ability and willingness to continue to provide the required funding for 2001 and has made no commitment in this regard. Accordingly, there can be no assurance that this financing will be available on acceptable terms or at all. Additionally, the Company may seek to restructure the terms of some of its outstanding Senior Notes to reduce its cash requirements related to interest payments during 2001. If the company is unsuccessful in obtaining the required funding or securities restructuring, it expects that it may have to significantly revise its business and operating strategy, which may adversely affect the prospects for the business and its continuing operations.

    The Company's independent public accountants issued an opinion on our December 31, 2000 financial statements that included an explanatory paragraph expressing uncertainty about our ability to continue as a going concern. Additionally, the Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

3.  REPORT OF BUSINESS SEGMENTS:

    The Company operates in two reportable segments: ILEC and ICP. These segments are strategic business units that offer different products and services. These segments are managed separately because the ILEC segment is a regulated public utility and the ICP segment is a competitive communications provider. The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. The Company evaluates and measures performance of each segment based on Adjusted EBITDA. The Company accounts for intersegment sales and transfers as if the sales or transfers were to third parties, that is, at current market prices. The Company allocates corporate overhead and income taxes to both segments. The segments do not have significant non-cash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2001
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 21,921    $4,223    $ 26,144
    Intersegment............................................     1,011        --       1,011
    Intersegment revenue(1).................................        --        --      (1,011)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 22,932    $4,223    $ 26,144
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $ (7,993)   $2,209    $ (5,784)
Depreciation and amortization...............................    (5,482)     (826)     (6,308)
Interest expense(2).........................................    (8,666)     (431)     (9,097)
Interest income.............................................       175         2         177
Other expense, net..........................................        (4)        5           1
                                                              --------    ------    --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(21,970)   $  959    $(21,011)
                                                              ========    ======    ========

                                                                    THREE MONTHS ENDED
                                                                      MARCH 31, 2000
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 23,696    $3,318    $ 27,014
    Intersegment............................................     1,139        --       1,139
    Intersegment revenue(1).................................        --        --      (1,139)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 24,835    $3,318    $ 27,014
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $(17,629)   $1,531    $(16,098)
Depreciation and amortization...............................    (5,476)     (745)     (6,221)
Interest expense(2).........................................   (14,062)     (446)    (14,508)
Interest income.............................................       978        --         978
Other expense, net..........................................         4        --           4
                                                              --------    ------    --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(36,185)   $  340    $(35,845)
                                                              ========    ======    ========

                                                              MARCH 31,   DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
INVESTMENT INFORMATION:
  Segment assets--
    ICP(1)..................................................  $192,337      $197,778
    ILEC....................................................    59,595        58,939
    Intersegment receivables(1).............................    (2,150)       (2,150)
                                                              --------      --------
      Total segment assets..................................  $249,782      $254,567
                                                              ========      ========

OTHER INFORMATION:
  Capital expenditures--
    ICP.....................................................  $    715      $  9,071
    ILEC....................................................       223         3,213
                                                              --------      --------
      Total capital expenditures............................       938      $ 12,284
                                                              ========      ========

------------------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) Included in interest expense is amortization expense of deferred financing costs and dividend expense for the Senior Exchangeable Preferred Stock.

4.  COMMITMENTS:

    In May 1998, the Company entered into a three-year carrier service agreement with Sprint for long distance capacity which provided for a minimum commitment totaling $8.3 million, subject to upward adjustment. In January 2000, the Company amended its agreement to reduce its minimum commitment to $7.4 million. Of this commitment, $1.7 million remained at March 31, 2001.

5.  SUBSEQUENT EVENTS:

    Subsequent to March 31, 2001, the Company incurred an additional
$2.0 million of DCCLP senior loans. The proceeds were used for general corporate purposes.

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

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Oklahoma City, St. Louis, San Antonio, Tulsa, and in other cities in Oklahoma and Texas. We are a provider of integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. We are continually evaluating additional products and services to add to our offerings. For the three months ended March 31, 2001, we provided our services to over 26,000 local and long distance customers, had 91,621 access lines equivalents and generated revenues of $26.1 million.

REVENUE

    ICP OPERATIONS. Our ICP operation generates revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of March 31, 2001, our ICP operations served 78,152 access line equivalents compared to 57,355 access line equivalents as of March 31, 2000. This increase was mainly due to our growth and expansion into Kansas. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Kansas, Missouri, Oklahoma and Texas.

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

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. As of March 31, 2001 our ILEC operations served 13,469 access line equivalents compared to 13,444 access line equivalents as of March 31, 2000.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
                                                                ($ IN MILLIONS)
Support revenue.............................................    $1.2       $1.1
Percentage of incumbent local exchange carrier revenue......    29.2%      31.7%

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

    Our depreciation and amortization represents the costs associated with the depreciation of our fixed assets and the amortization of our intangible assets, primarily goodwill related to our 1998 acquisition of American Telco.

RESULTS OF OPERATIONS

    In the text below, financial statement numbers have been rounded; however, the percentage changes are based on the actual financial statements.

    THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31,
     2000

    REVENUE. For the three months ended March 31, 2001, total revenue decreased $.9 million, or 3.2% to $26.1 million from $27.0 million in the corresponding period in 2000. The following table sets forth the segments of our revenue for the three months ended March 31:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $21,921    $23,696
ILEC......................................................    4,223      3,318
                                                            -------    -------
    Total.................................................  $26,144    $27,014
                                                            =======    =======

    ICP. Our ICP revenue decreased $1.8 million, or 7.5%, to $21.9 million for the three months ended March 31, 2001, from $23.7 million for the corresponding period in 2000. We experienced a decline of $4.2 million in our long distance revenue. This was primarily attributable to reduced long distance rates and reduced minutes of use from customer churn and changing usage patterns. Also, we had a $1.5 million decrease in our customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000. These decreases were partially offset by an increase in local revenue of $1.3 million, which was due to access line growth. Our ICP segment served 78,152 access lines as of March 31, 2001, compared to 57,355 access lines as of March 31, 2000. In addition, we reduced the amount of credits issued due to billing errors by approximately $2.6 million for the three months ended March 31, 2001 compared to the same period a year ago. This is partially attributable to a billing system conversion that was completed in December 2000.

    ILEC. ILEC revenue increased $.9 million, or 27.3%, to $4.2 million for the three months ended March 31, 2001, from $3.3 million for the three months ended March 31, 2000. The reduced revenue in the first quarter of 2000 was caused by one-time charges to revenue of $.7 million primarily relating to the cumulative impact of retroactively applied carrier access billing re-rates and the effect of a lowered rate base for support fund revenue. Excluding these one-time charges, revenue remained consistent from period to period with access lines of 13,469 as of March 31, 2001, and 13,444 as of March 31, 2000.

    COST OF SERVICE. For the three months ended March 31, 2001, the total cost of service decreased $5.0 million, or 19.8%, to $19.9 million from $24.9 million in the corresponding period in 2000. These costs primarily consist of costs associated with wholesale charges from third party service providers relating to our ICP segment. The decrease is primarily due to decreased rates relating to long distance and the sale of our CPE division. In addition, we experienced decreases in our operating salary and benefit expenses due to reductions in force. The following table sets forth the segments of the Company's cost of service for the three months ended March 31:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $19,353    $24,278
ILEC......................................................      570        579
                                                            -------    -------
    Total.................................................  $19,923    $24,857
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended March 31, 2001, our SG&A costs decreased $3.7 million, or 23.6%, to $12.0 million compared to $15.7 million for the corresponding period in 2000. The decrease is primarily due to reduced salary and benefit expenses and related operating expenses due reductions in force and the sale of our CPE division.

    SEVERANCE COSTS. During the three months ended March 31, 2000, we incurred $2.6 million of severance costs as a result of changes in executive officers and a reduction in force within the Company.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
March 31, 2001, depreciation and amortization expense increased $.1 million to $6.3 million from $6.2 million for the three months ended March 31, 2000.

    INTEREST EXPENSE. Interest expense for the three months ended March 31, 2001 decreased $9.2 million, to $5.3 million from $14.5 million for the corresponding period in 2000. The decrease related to a decrease in our 12.25% senior notes due 2008 outstanding due to the repurchase of $263.1 million of senior notes during the third quarter of 2000. In addition, we converted
$90 million of DCCLP senior loans to preferred stock on March 30, 2000.

    INTEREST INCOME. Interest income decreased $.8 million to $.2 million for the three months ended March 31, 2001 from $1.0 million for the three months ended March 31, 2000. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our senior notes. The decrease in funds held in escrow was related to interest payments made during the year and the repurchase of senior notes. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION AND FUTURE PLANS

    Prior to 2000, we had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, we were reliant on long distance revenue for the majority of revenue during 1999. In our ICP business segment, we experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit us to attain our profitability goals. Early in 2000, we changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where we could offer local service more cost effectively. Our emphasis changed to serving customers better and executing the fundamental tasks of the business as efficiently as possible. During 2000, we disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, we refocused our sales efforts on our target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in our improved performance. Local revenue has increased, operating expenses have been reduced and Adjusted EBITDA losses have decreased substantially from January 1, 2000 through March 31, 2001. However, we have not been able to generate net income and cash flow from operations that are sufficient to fund our current strategy. Presently, we estimate that we may require $40 to $50 million in outside funding during 2001 to continue deploying our current strategy; however, there can be no assurance that this funding will be available at all or, if available, on terms satisfactory to us, that this strategy will be successful, or that our estimated funding requirements will not change if our strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP provided us substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These advances totaled
$157.9 million for the year ended December 31, 2000. Additionally, during the first quarter of 2001, DCCLP provided $6.0 million through additional senior loans and converted $2.0 million of accrued interest to senior loans. However, DCCLP is uncertain about its ability and willingness to continue to provide the required funding for 2001 and has made no commitment in this regard. Accordingly, there can be no assurance that financing will be available on acceptable terms or at all. Additionally, we may seek to restructure the terms of our outstanding senior notes to reduce our cash requirements related to interest payments during 2001. If we are unsuccessful in obtaining the required funding or securities restructuring, we expect that we may have to significantly revise our business and operating strategy, which may adversely affect the prospects for the business and our continuing operations.

    The Company's independent public accountants issued an opinion on our December 31, 2000 financial statements that included an explanatory paragraph expressing uncertainty about our ability to continue as a going concern. Additionally, the Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

    We have required, and will continue to require, substantial capital, including additional debt and/or equity, to successfully implement our business plan. We have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We have experienced and expect to continue to experience negative cash flows and losses before income taxes and Adjusted EBITDA losses at least through 2001.

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

    In addition, our ILEC segment received support revenue from federal and state agencies that accounted for approximately 29.2% and 31.7% of our ILEC revenue for the three months ended March 31, 2001 and 2000, respectively. A decrease in support revenue, although unforeseen, could negatively affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $4.7 million and $19.6 million for the three months ended March 31, 2001 and 2000, respectively.

    Our net cash used in investing activities was $1.1 million and $2.4 million for the three months ended March 31, 2001 and 2000, respectively. Investing activities for the first quarter of 2001 primarily related to capital expenditures and an increase in affiliate receivables. During 2000, our first quarter investing activities primarily related to capital expenditures offset by a decrease in affiliate receivables.

    Our net cash provided by financing activities was $5.8 million and $33.4 million for the three months ended March 31, 2001 and 2000, respectively. The net cash provided by financing activities during the first quarter of 2001 primarily related to the execution of an additional $6.0 million of DCCLP senior loans. During 2000, our first quarter financing activities related to the increase in the DCCLP credit facility and issuance of preferred stock (see Capital Resources). This increase was offset by the repayment of the $50 million senior bank credit facility.

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

    During the third quarter of 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate purchase price of $81.6 million. Funding for the senior notes repurchased and operating capital was provided by $65.5 million of DCCLP senior loans due 2004, and the release of $30.8 million held in escrow as collateral for the payment of interest on our senior notes. The DCCLP senior loans bear interest equal to the prime rate plus two percent (10.0% at March 31, 2001), interest payable quarterly through December 31, 2001, and we are obligated to pay principal and interest quarterly beginning
March 31, 2002 through December 31, 2004. We realized an extraordinary pre-tax gain of $181.5 million as a result of our senior note repurchase. This extraordinary pre-tax gain was slightly offset by a $6.7 million extraordinary pre-tax loss as a result of writing off previously capitalized financing costs associated with our senior notes. The extraordinary items are shown net of tax, which resulted in the recognition of a tax benefit associated with losses from continuing operations for the year ended December 31, 2000.

    As of March 31, 2001, we had outstanding $86.9 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The indenture governing the senior notes contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of March 31, 2001, we were in compliance with our restrictive covenants. When we issued the senior notes in 1998, we used $122 million of the proceeds to purchase securities that were pledged to secure the first six semi-annual, scheduled interest payments on our senior notes. The pledged securities have decreased as a result of our repurchase of senior notes. The restricted cash and investment principal balance at March 31, 2001, relating to these purchased securities, was $5.4 million, and will be utilized to fund our June 15, 2001 interest payment on the senior notes.

    We have funded our ILEC operations through Rural Utilities Service/Rural Telephone Bank, or RUS/RTB, loans. The RUS/RTB existing loans have scheduled maturities between 2001 and 2028. In

October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of March 31, 2001, we had borrowed $12.0 million under this additional facility. Under the RUS/RTB facility, we must maintain certain financial ratios, and our failure to maintain these ratios would constitute an event of default, notwithstanding our ability to meet our debt service obligations. As of March 31, 2001, we were in compliance with our covenants.

    As of March 31, 2001, we had $202.9 million of indebtedness and a stockholders' deficit of $82.2 million. Our indebtedness at that date included $86.9 million of senior notes, $36.6 million of secured indebtedness under our RUS/RTB facility and $79.4 million from the DCCLP senior loans.

CAPITAL COMMITMENTS

    Our capital expenditures for the three months ended March 31, 2001 and 2000 were $.9 million and $2.5 million, respectively. We expect our capital expenditures to total approximately $10-$15 million for 2001. Our planned expenditures for 2001 will be primarily for customer equipment and to upgrade switches and outside plant facilities.

    In May 1998, we entered into a three-year carrier service agreement with Sprint for long distance capacity which provides for a minimum commitment of $8.3 million, subject to upward adjustment depending on actual use. In
January 2000, we amended our agreement to reduce our total minimum commitment to $7.4 million. Of this commitment, $1.7 million remained at March 31, 2001.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There has been no change in our assessment of quantitative and qualitative disclosures about market risk since December 31, 2000.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

    We are not currently aware of any pending of threatened litigation against us or our subsidiaries that could have a material adverse affect on our financial condition, results of operations or cash flows. We are party to routine filings and customary regulatory proceedings relating to our operations.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

    None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

    None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

                               INDEX TO EXHIBITS

       EXHIBIT                                                                                 METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
       -------                                  -----------                                      ------
 3.1                    Registrant's Amended and Restated Certificate of
                          Incorporation, as amended, dated March 29, 2000             (7)[3.1]
 3.2                    Registrant's By-laws, as amended                              (1)[3.2]
 3.3                    Registrant's Class A Senior Exchangeable Preferred Stock
                          Certificate of Designation                                  (7)[3.2]
 4.1                    Telephone Loan Contract dated as of November 7, 1958 between
                          Dobson Telephone Company, Inc. and United States of
                          America                                                     (2)[4.2]
 4.2                    Telephone Loan Contract dated as of March 19, 1956 between
                          McLoud Telephone Company and United States of America       (2)[4.3]
 4.3                    Telephone Loan Contract dated as of January 15, 1993 between
                          Dobson Telephone Company, Inc., Rural Telephone Bank and
                          United States of America                                    (2)[4.4]
 4.4                    Restated Mortgage, Security Agreement and Financing
                          Statement dated as of May 15, 1993 between Dobson
                          Telephone Company and United States of America              (2)[4.5]
 4.5                    Indenture dated as of June 12, 1998 between the Registrant, as Issuer, and United States Trust Company of New York, as
                          Trustee                                                     (1)[4.5]
 4.6                    Escrow and Security Agreement dated June 12, 1998 among the
                          Registrant as Pledgor, and Morgan Stanley & Co.
                          Incorporated, Montgomery Securities LLC as Placement
                          Agents, and United States Trust Company of New York, as
                          Trustee                                                     (1)[4.6]
10.1*                   Letter dated March 15, 2000, from the Registrant to William
                          J. Hoffman, Jr. describing severance agreement              (6)[10.3.1]
10.2*                   Letter dated September 28, 1999, from the Registrant to
                          Albert H. Pharis, Jr. describing employment arrangement     (6)[10.5]
10.3*                   Letter dated March 22, 2000, from the Registrant to Craig T.
                          Sheetz describing employment arrangement                    (6)[10.6]
10.4*                   Letter dated March 10, 2000, from the Registrant to Matthew
                          L. Asmus describing employment arrangement                  (6)[10.7]
10.5*                   Registrant's 1998 Stock Option Plan                           (1)[10.4]
10.6*                   Registrant's 1999 Stock Option Plan                           (6)[10.9]
10.7                    Carrier Service Agreement dated June 30, 1998, between the
                          Registrant and WorldCom Network Services, Inc.              (6)[10.11]
10.7.1                  First Amendment to the Carrier Service Agreement dated
                          November 30, 1998, between the Registrant and WorldCom
                          Network Services, Inc.                                      (6)[10.11.1]
10.7.2                  Second Amendment to the Carrier Service Agreement dated
                          September 20, 1999, between the Registrant and WorldCom
                          Network Services, Inc.                                      (6)[10.11.2]
10.7.3                  Third Amendment to the Carrier Service Agreement dated
                          November 18, 1999, between the Registrant and WorldCom
                          Network Services, Inc.                                      (6)[10.11.3]
10.7.4                  Fourth Amendment to the Carrier Service Agreement dated
                          December 21, 1999, between the Registrant and WorldCom
                          Network Services, Inc.                                      (6)[10.11.4]
10.8                    Switched Services Agreement dated May 28, 1998, between the
                          Registrant and Sprint Communications Company L.P.           (6)[10.12]
10.8.1                  First Amendment to the Switched Services Agreement dated
                          January 3, 2000, between the Registrant and Sprint
                          Communications Company L.P.                                 (6)[10.12.1]
10.9                    Promissory Note for $20 million dated July 20, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (8)[10.1]

       EXHIBIT                                                                                 METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
       -------                                  -----------                                      ------
10.10                   Promissory Note for $15 million dated August 2, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (8)[10.2]
10.11                   Promissory Note for $2 million dated August 9, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (8)[10.3]
10.12                   Promissory Note for $7 million dated August 10, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (8)[10.4]
10.13                   Promissory Note for $3 million dated August 11, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (8)[10.5]
10.14                   Promissory Note for $15 million dated August 15, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.14]
10.15                   Promissory Note for $3 million dated August 17, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (9)[10.15]
10.16                   Promissory Note for $4 million dated December 29, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.16]
10.17                   Promissory Note for $1,927,573 dated December 31, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.17]
10.18                   Promissory Note for $2.0 million dated January 29, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)
10.19                   Promissory Note for $2.0 million dated February 15, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)
10.20                   Promissory Note for $2.0 million dated March 12, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)
10.21                   Promissory Note for $1,974,826 dated March 31, 2001 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (10)

--------------------------

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

(9) Filed as an exhibit to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000, as the exhibit number indicated in brackets, and incorporated herein by reference;

(10) Filed herewith.

*   Management contract or compensatory plan or arrangement.

(b) Form 8-K filings

    None.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LOGIX COMMUNICATIONS ENTERPRISES, INC.

                                                       By:             /s/ LEIGH ANN IHRIG
                                                            -----------------------------------------
                                                                         Leigh Ann Ihrig
                                                                  VICE PRESIDENT AND CONTROLLER
                                                                  (PRINCIPAL ACCOUNTING OFFICER)

Date: May 11, 2001