Form 10-Q
period 2001-06-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2001-08-14
CIK 1065458

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

                 OKLAHOMA                                   73-1533356
     (State or other jurisdiction of            (IRS Employer Identification No.)
      incorporation or organization)

            14101 WIRELESS WAY                                73134
         OKLAHOMA CITY, OKLAHOMA                            (zip code)
 (Address of principal executive offices)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of August 10, 2001, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED JUNE 30, 2001

                               TABLE OF CONTENTS

        ITEM
       NUMBER                                                                           PAGE
---------------------                                                                 --------
                                PART I. FINANCIAL INFORMATION

  1                     Condensed Consolidated Financial Statements (Unaudited):
                        Condensed Consolidated Balance Sheets as of June 30, 2001
                          and December 31, 2000.....................................      2
                        Condensed Consolidated Statements of Operations for the
                          Three Months and Six Months Ended June 30, 2001 and
                          2000......................................................      3
                        Condensed Consolidated Statements of Cash Flows for the Six
                          Months Ended June 30, 2001 and 2000.......................      4
                        Notes to Condensed Consolidated Financial Statements........      5
  2                     Management's Discussion and Analysis of Financial Condition
                          and Results of Operations.................................     11
  3                     Quantitative and Qualitative Disclosure About Market Risk...     19

                                  PART II. OTHER INFORMATION

  1                     Legal Proceedings...........................................     20
  2                     Changes in Securities and Use of Proceeds...................     20
  3                     Defaults Upon Senior Securities.............................     20
  4                     Submission of Matters to a Vote of Security Holders.........     20
  5                     Other Information...........................................     20
  6                     Exhibits and Reports on Form 8-K............................     20

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                         (IN THOUSANDS, EXCEPT SHARES)

                                  (UNAUDITED)

                                                              JUNE 30,    DECEMBER 31,
                                                                2001          2000
                                                              ---------   ------------
                                        ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................  $   1,270     $    963
  Restricted cash and investments...........................         --        5,263
  Accounts receivable.......................................     12,549       12,850
  Receivables--affiliates...................................        953          742
  Prepaid expenses..........................................      1,551        1,759
  Other current assets......................................        302          331
                                                              ---------     --------
    Total current assets....................................     16,625       21,908
                                                              ---------     --------
PROPERTY, PLANT AND EQUIPMENT, net..........................    105,951      110,342
                                                              ---------     --------
OTHER ASSETS:
  Goodwill, net.............................................    105,627      109,961
  Deferred costs, net.......................................      3,686        3,982
  Excess of cost over original cost of assets acquired,
    net.....................................................      2,344        2,391
  Other intangibles, net....................................      2,710        3,980
  Other.....................................................      2,095        2,003
                                                              ---------     --------
    Total other assets......................................    116,462      122,317
                                                              ---------     --------
    Total assets............................................  $ 239,038     $254,567
                                                              =========     ========

                        LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................  $  12,173     $ 10,497
  Accrued expenses..........................................      9,739        6,818
  Other current liabilities.................................      1,163        1,157
  Current portion of long-term debt.........................     15,380        1,747
                                                              ---------     --------
    Total current liabilities...............................     38,455       20,219
                                                              ---------     --------
LONG-TERM DEBT, net of current portion......................    191,733      193,226
INVESTMENT TAX CREDITS......................................         85           90
SENIOR EXCHANGEABLE PREFERRED STOCK.........................    109,983      102,176
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 2001 and 2000........................................        713          713
  Paid-in capital...........................................     11,448       11,448
  Retained deficit..........................................   (113,379)     (73,305)
                                                              ---------     --------
    Total stockholders' deficit.............................   (101,218)     (61,144)
                                                              ---------     --------
    Total liabilities and stockholders' deficit.............  $ 239,038     $254,567
                                                              =========     ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                  (UNAUDITED)

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                    JUNE 30,                    JUNE 30,
                                            -------------------------   -------------------------
                                               2001          2000          2001          2000
                                            -----------   -----------   -----------   -----------
REVENUE...................................  $    27,138   $    29,234   $    53,282   $    56,248
OPERATING EXPENSES:
  Cost of service.........................       19,294        21,756        39,217        46,613
  Selling, general and administrative.....       10,825        13,456        22,830        31,711
  Loss on disposition.....................           --         3,847            --         3,847
  Depreciation and amortization...........        6,897         6,553        13,205        12,774
                                            -----------   -----------   -----------   -----------
    Total operating expenses..............       37,016        45,612        75,252        94,945
                                            -----------   -----------   -----------   -----------
OPERATING LOSS............................       (9,878)      (16,378)      (21,970)      (38,697)
OTHER INCOME (EXPENSES):
  Interest expense........................       (5,227)      (11,066)      (10,504)      (25,574)
  Interest income.........................            8           921           197         1,899
  Other, net..............................            9           166            10           170
                                            -----------   -----------   -----------   -----------
    Total other expenses..................       (5,210)       (9,979)      (10,297)      (23,505)
                                            -----------   -----------   -----------   -----------
LOSS BEFORE EXTRAORDINARY ITEM............      (15,088)      (26,357)      (32,267)      (62,202)
EXTRAORDINARY ITEM........................           --            --            --        (2,533)
NET LOSS..................................  $   (15,088)  $   (26,357)  $   (32,267)  $   (64,735)
DIVIDENDS ON PREFERRED STOCK..............       (3,975)       (3,431)       (7,807)       (3,431)
                                            -----------   -----------   -----------   -----------
NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS............................  $   (19,063)  $   (29,788)  $   (40,074)  $   (68,166)
                                            ===========   ===========   ===========   ===========
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE:
  Before extraordinary item...............  $      (.27)  $      (.42)  $      (.56)  $      (.92)
  Extraordinary item......................           --            --            --          (.04)
                                            -----------   -----------   -----------   -----------
BASIC NET LOSS APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE...........  $      (.27)  $      (.42)  $      (.56)  $      (.96)
                                            ===========   ===========   ===========   ===========
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.............................   71,250,000    71,250,000    71,250,000    71,250,000
                                            ===========   ===========   ===========   ===========

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                               ----------------
                                                                2001       2000
                                                                ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss..................................................  $(32,267)  $(64,735)
    Adjustments to reconcile net loss to net cash used in
      operating activities--
  Depreciation and amortization.............................    13,205     12,774
  Amortization of bond premium and financing costs..........       376        784
  Disposition of business...................................        --      3,847
  Deferred investment tax credits...........................        (5)        (5)
  Extraordinary loss on financing cost......................        --      2,533
  Other, net................................................        --          5
    Changes in current assets and liabilities--
  Accounts receivable.......................................       301      3,974
  Prepaid expenses..........................................       208      2,455
  Other current assets......................................        29        301
  Accounts payable..........................................     1,676    (12,268)
  Accrued expenses..........................................     4,896      3,700
  Other current liabilities.................................         6       (411)
                                                              --------   --------
  Net cash used in operating activities.....................   (11,575)   (47,046)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (3,168)    (6,996)
  Increase in receivable--affiliate.........................      (211)      (300)
  Other, net................................................       (92)      (128)
  Proceeds on the sale of assets............................         3       (128)
                                                              --------   --------
  Net cash used in investing activities.....................    (3,468)    (7,516)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    11,018     46,141
  Repayments of long-term debt..............................      (852)   (50,296)
  Sale of senior exchangeable preferred stock...............        --     40,000
  Interest on restricted investments........................        29     (1,693)
  Maturities of restricted investments......................     5,155     21,438
  Deferred financing costs..................................        --       (971)
                                                              --------   --------
  Net cash provided by financing activities.................    15,350     54,619
                                                              --------   --------
NET INCREASE IN CASH AND CASH EQUIVALENTS...................       307         57
CASH AND CASH EQUIVALENTS, beginning of period..............       963        672
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $  1,270   $    729
                                                              ========   ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  8,199   $ 28,319
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued as additional Senior Exchangeable
    Preferred Stock.........................................  $  7,807   $  3,431
  Principal and accrued interest on DCCLP Credit Facility
    converted to Senior Exchangeable Preferred Stock........  $     --   $ 51,492
  Accrued interest on DCCLP Credit Facility converted to
    DCCLP Senior Loans......................................  $  1,975   $    545

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 2001

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

    Logix is a provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. As of June 30, 2001, the Company had operations in Kansas, Missouri, Oklahoma and Texas.

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

    The Company has a 20% interest in and manages the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is the Company's wholly owned subsidiary, Dobson Fiber/FORTE of Colorado, Inc. Subsequent to June 30, 2001, the Company no longer manages the Forte of Colorado, General Partnership.

ILEC

    The Company, through it's wholly owned subsidiary, Dobson Telephone
Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). Rates charged by Dobson Telephone are regulated by the FCC and the Oklahoma Corporation Commission. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 31.0% and 35.4%, for the three months ended
June 30, 2001 and 2000, respectively, and 30.2% and 33.8%, for the six months ended June 30, 2001 and 2000, respectively, of the Company's revenue from its ILEC operations was from these two sources.

PRINCIPLES OF CONSOLIDATION AND PRESENTATION

    The consolidated financial statements of the Company include the accounts of Logix, LCC, Dobson Telephone and Dobson Fiber/FORTE of Colorado, Inc. For financial reporting purposes, the Company consolidates each subsidiary and partnership in which it has a controlling interest. All

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

1. ORGANIZATION: (CONTINUED)
significant intercompany accounts and transactions have been eliminated. Investments in unconsolidated partnerships where the Company does not have a controlling interest are accounted for under the equity method. In the opinion of management, the consolidated financial statements reflect all normal recurring adjustments necessary for a fair presentation of the financial position and results of operations for the periods presented.

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

RECENTLY ISSUED OR ADOPTED PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board, ("FASB"), issued Statements of Financial Accounting Standards, ("SFAS"), No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. The Company will be required to implement these standards effective January 1, 2002. The Company has not yet determined the impact of the new pronouncements on its financial statements.

2. FINANCIAL CONDITION AND FUTURE PLANS:

    Prior to 2000, Logix had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, the Company was reliant on long distance revenue for the majority of revenue during 1999. In the ICP business segment, the Company experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit the Company to attain its profitability goals. Early in 2000, Logix changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where the Company could offer local service more cost effectively. The emphasis of the Company changed to serving customers better and executing the fundamental tasks of the business as efficiently as possible. During 2000, the Company disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

2. FINANCIAL CONDITION AND FUTURE PLANS: (CONTINUED) of assets that were not important to this strategy. At the same time, Logix refocused its sales efforts on its target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in improved performance for Logix. Local revenue has increased, operating expenses have been reduced, and earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items ("Adjusted EBITDA") losses have decreased substantially from January 1, 2000 through June 30, 2001. However, the Company has not been able to generate net income and cash flow from operations that are sufficient to fund its current strategy. Presently, the Company estimates that it may require $20 to $25 million in outside funding for the remainder of 2001 to continue deploying its current strategy, however there can be no assurance that this funding will be available at all or, if available, on terms satisfactory to us, that this strategy will be successful, or that our estimated funding requirements will not change if our strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP, provided the Company substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP Senior Loans. These advances totaled $157.9 million for the year ended December 31, 2000. Additionally, during the first six months of 2001, DCCLP provided $8.0 million through additional DCCLP Senior Loans and converted $2.0 million of accrued interest to DCCLP Senior Loans. The Company also received $2.0 million of additional advances from DCCLP during the first six months of 2001. However, DCCLP is uncertain about its ability and willingness to continue to provide the required funding for the remainder of 2001 and has made no commitment in this regard. Accordingly, there can be no assurance that this financing will be available on acceptable terms or at all. Additionally, the Company may seek to restructure the terms of some of its outstanding Senior Notes to reduce the principal amount as well as its cash requirements related to interest payments. If the company is unsuccessful in obtaining the required funding or securities restructuring, it expects that it may have to significantly revise its business and operating strategy, which may adversely affect the prospects for the business and its continuing operations. Additionally, the Company's cash flow from operations may not be sufficient to pay the interest required by Logix' indebtedness. To the extent that internally generated funds are insufficient to meet these requirements, the Company will need to obtain funds from other sources. Currently, Logix has no commitments from outside sources to provide these funds.

    The Company's independent public accountants issued an opinion on our December 31, 2000 financial statements that included an explanatory paragraph expressing uncertainty about our ability to continue as a going concern. Additionally, the Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

3. LONG-TERM DEBT:

    During May 2001, the Company pledged all assets of the Company and its subsidiaries to secure the indebtedness of the Company and LCC to DCCLP. The indebtedness is due to DCCLP at varying dates through December 31, 2004 and bears interest equal to prime rate plus two percent (8.75% at

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

3. LONG-TERM DEBT: (CONTINUED)
June 30, 2001). Interest on the unpaid principal balance and required payments of principal are due at varying dates through December 31, 2004. As of June 30, 2001, the Company had $83.4 million outstanding under this indebtedness.

4. REPORT OF BUSINESS SEGMENTS:

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

                                                                    THREE MONTHS ENDED
                                                                      JUNE 30, 2001
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 22,713    $4,425    $ 27,138
    Intersegment............................................       975        --         975
    Intersegment revenue(1).................................        --        --        (975)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 23,688    $4,425    $ 27,138
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $ (5,785)   $2,804    $ (2,981)
Depreciation and amortization...............................    (6,025)     (872)     (6,897)
Interest expense(2).........................................    (4,753)     (474)     (5,227)
Interest income.............................................        (6)       14           8
Other expense, net..........................................         9        --           9
                                                              --------    ------    --------
    Income (loss) before income taxes, extraordinary items
      and cumulative effect of change in accounting
      principle.............................................  $(16,560)   $1,472    $(15,088)
                                                              ========    ======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

4. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                                    THREE MONTHS ENDED
                                                                      JUNE 30, 2000
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 25,038    $4,196    $ 29,234
    Intersegment............................................     1,104        --       1,104
    Intersegment revenue(1).................................        --        --      (1,104)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 26,142    $4,196    $ 29,234
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $(12,304)   $2,479    $ (9,825)
Depreciation and amortization...............................    (5,751)     (802)     (6,553)
Interest expense(2).........................................   (11,142)       76     (11,066)
Interest income.............................................       919         2         921
Other expense, net..........................................       816      (650)        166
                                                              --------    ------    --------
    Income (loss) before income taxes, extraordinary items
      and cumulative effect of change in accounting
      principle.............................................  $(27,462)   $1,105    $(26,357)
                                                              ========    ======    ========

                                                                     SIX MONTHS ENDED
                                                                      JUNE 30, 2001
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 44,634    $8,648    $ 53,282
    Intersegment............................................     1,986        --       1,986
    Intersegment revenue(1).................................        --        --      (1,986)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 46,620    $8,648    $ 53,282
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $(14,213)   $5,448    $ (8,765)
Depreciation and amortization...............................   (11,507)   (1,698)    (13,205)
Interest expense(2).........................................    (9,587)     (917)    (10,504)
Interest income.............................................       170        27         197
Other expense, net..........................................         5         5          10
                                                              --------    ------    --------
    Income (loss) before income taxes, extraordinary items
      and cumulative effect of change in accounting
      principle.............................................  $(35,132)   $2,865    $(32,267)
                                                              ========    ======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                                 JUNE 30, 2001

4. REPORT OF BUSINESS SEGMENTS: (CONTINUED)

                                                                     SIX MONTHS ENDED
                                                                      JUNE 30, 2000
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 48,734    $7,514    $ 56,248
    Intersegment............................................     2,243        --       2,243
    Intersegment revenue(1).................................        --        --      (2,243)
                                                              --------    ------    --------
      Total operating revenue...............................  $ 50,977    $7,514    $ 56,248
                                                              ========    ======    ========
Adjusted EBITDA.............................................  $(29,933)   $4,010    $(25,923)
Depreciation and amortization...............................   (11,226)   (1,548)    (12,774)
Interest expense(2).........................................   (25,205)     (369)    (25,574)
Interest income.............................................     1,897         2       1,899
Other expense, net..........................................       820      (650)        170
                                                              --------    ------    --------
    Income (loss) before income taxes, extraordinary items
      and cumulative effect of change in accounting
      principle.............................................  $(63,647)   $1,445    $(62,202)
                                                              ========    ======    ========

                                                              JUNE 30,   DECEMBER 31,
                                                                2001         2000
                                                              --------   ------------
INVESTMENT INFORMATION:
  Segment assets--
    ICP(1)..................................................  $180,410     $197,778
    ILEC....................................................    60,778       58,939
    Intersegment receivables(1).............................    (2,150)      (2,150)
                                                              --------     --------
      Total segment assets..................................  $239,039     $254,567
                                                              ========     ========

OTHER INFORMATION:
  Capital expenditures--
    ICP.....................................................  $  2,268     $  9,071
    ILEC....................................................       900        3,213
                                                              --------     --------
      Total capital expenditures............................  $  3,168     $ 12,284
                                                              ========     ========

------------------------

(1) The intersegment eliminations were included to reconcile reportable segment activities to the Company's consolidated totals.

(2) Included in interest expense is amortization expense of deferred financing costs and dividend expense for the Senior Exchangeable Preferred Stock.

5. SUBSEQUENT EVENTS:

    Subsequent to June 30, 2001, the Company converted $2.0 million of accrued interest on the DCCLP Senior Loans to additional indebtedness with DCCLP.

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

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We were incorporated as an Oklahoma corporation in December 1997. We have network facilities in the southwestern United States and serve small and medium-sized businesses in Amarillo, Austin, Corpus Christi, Dallas, El Paso, Ft. Worth, Houston, Kansas City, Little Rock, Oklahoma City, St. Louis, San Antonio, Springfield, Tulsa, and in other cities in Oklahoma and Texas. We are a provider of integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. We are continually evaluating additional products and services to add to our offerings. For the six months ended June 30, 2001, we had 101,466 access lines equivalents and generated revenues of $53.3 million.

REVENUE

    ICP OPERATIONS. Our ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of June 30, 2001, our ICP operations served 87,753 access line equivalents compared to 62,498 access line equivalents as of June 30, 2000. This increase was mainly due to additional sales of our services. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Kansas, Missouri, Oklahoma and Texas.

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

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. As of June 30, 2001 our ILEC operations served 13,713 access line equivalents compared to 13,523 access line equivalents as of June 30, 2000.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                                   THREE MONTHS              SIX MONTHS
                                                                      ENDED                    ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                              ----------------------   ----------------------
                                                                2001          2000       2001          2000
                                                              --------      --------   --------      --------
                                                                 ($ IN MILLIONS)          ($ IN MILLIONS)
Support revenue.............................................    $1.4          $1.5       $2.6          $2.5
Percentage of incumbent local exchange carrier revenue......    31.0%         35.4%      30.2%         33.8%

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

    THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30,
     2000

    REVENUE. For the three months ended June 30, 2001, total revenue decreased $2.1 million, or 7.2% to $27.1 million from $29.2 million for the three months ended June 30, 2000. The following table sets forth the segments of our revenue for the three months ended June 30:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
ICP.........................................................  $22,713    $25,038
ILEC........................................................    4,425      4,196
                                                              -------    -------
    Total...................................................  $27,138    $29,234
                                                              =======    =======

    ICP. Our ICP revenue decreased $2.3 million, or 9.3%, to $22.7 million for the three months ended June 30, 2001, from $25.0 million for the three months ended June 30, 2000. We experienced a decline of $3.6 million in our long distance revenue. This was primarily attributable to reduced minutes of use from customer churn, changing usage patterns and reduced long distance rates. Also, we had a $1.4 million decrease in our customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000. These decreases were partially offset by an increase in local and data revenue of $2.0 million, which was due to access line growth. Our ICP segment served 87,753 access lines as of June 30, 2001, compared to 62,498 access lines as of June 30, 2000.

    In addition, we reduced the amount of credits issued due to billing errors by approximately $.6 million for the three months ended June 30, 2001 compared to the same period a year ago. This is partially attributable to a billing system conversion that was completed in December 2000.

    ILEC. Our ILEC revenue increased $.2 million, or 5.5%, to $4.4 million for the three months ended June 30, 2001, from $4.2 million for the three months ended June 30, 2000. Revenue increased primarily due to increased USF support revenue received as a result of increased rate base and increased plant equipment placed in service. Our ILEC segment served 13,713 access lines as of June 30, 2001, and 13,523 access lines as of June 30, 2000.

    COST OF SERVICE. For the three months ended June 30, 2001, our total cost of service decreased $2.5 million, or 11.3%, to $19.3 million from $21.8 million during the three months ended June 30, 2000. These costs primarily consist of wholesale charges from third party service providers relating to our ICP segment. The decrease is primarily due to decreased rates relating to long distance, the sale of our CPE division and decreases in our operating salary and benefit expenses due to reductions in force.

The following table sets forth the segments of the Company's cost of service for the three months ended June 30:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
ICP.........................................................  $18,754    $21,223
ILEC........................................................      540        533
                                                              -------    -------
    Total...................................................  $19,294    $21,756
                                                              =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the three months ended June 30, 2001, our SG&A costs decreased $2.6 million, or 19.6%, to $10.8 million compared to $13.5 million for the three months ended June 30, 2000. We experienced a decrease of $1.0 million in bad debt expense due to aggressive collection efforts and an improved accounts receivable management. Also, due to reductions in force and the sale of our CPE division, we experienced a decrease of $1.0 million in reduced salary and benefit expenses and related operating expenses.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our customer premise equipment division. We sold the division for $450,000 to Interconnect Consolidated Group, an unrelated Oklahoma-based company. As a result of the sale, we recognized a $3.8 million loss for the three months ended June 30, 2000 relating to the write-off of certain capitalized costs associated with the division. We experienced a reduction in force of 65 employees as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the three months ended June 30, 2001, depreciation and amortization expense increased $.3 million to $6.9 million from $6.6 million for the three months ended June 30, 2000.

    INTEREST EXPENSE. Interest expense for the three months ended June 30, 2001 decreased $5.9 million, to $5.2 million from $11.1 million for the three months ended June 30, 2000. The decrease related to a decrease in our outstanding 12.25% senior notes due 2008 as a result of the repurchase of $263.1 million of senior notes during the third quarter of 2000. See"--Liquidity and Capital Resources."

    INTEREST INCOME. Interest income decreased $.9 million for the three months ended June 30, 2001 from $.9 million for the three months ended June 30, 2000. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our senior notes. The decrease in funds held in escrow was related to interest payments made during the year and the repurchase of senior notes. See "--Liquidity and Capital Resources."

    SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

    REVENUE. For the six months ended June 30, 2001, total revenue decreased $2.9 million, or 5.2% to $53.3 million from $56.2 million for the six months ended June 30, 2000. The following table sets forth the segments of our revenue for the six months ended June 30:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
ICP.........................................................  $44,634    $48,734
ILEC........................................................    8,648      7,514
                                                              -------    -------
    Total...................................................  $53,282    $56,248
                                                              =======    =======

    ICP. Our ICP revenue decreased $4.1 million, or 8.4%, to $44.6 million for the six months ended June 30, 2001, from $48.7 million for the six months ended June 30, 2000. We experienced a decline of

$7.8 million in our long distance revenue. This was primarily attributable to reduced long distance rates and reduced minutes of use from customer churn and changing usage patterns. Also, we had a $2.8 million decrease in our customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000. These decreases were partially offset by an increase in local and data revenue of $3.3 million, which was due to access line growth. Our ICP segment served 87,753 access lines as of June 30, 2001, compared to 62,498 access lines as of June 30, 2000.

    In addition, we reduced the amount of credits issued due to billing errors by approximately $2.9 million for the six months ended June 30, 2001 compared to the same period in 2000. This is partially attributable to a billing system conversion that was completed in December 2000.

    ILEC. Our ILEC revenue increased $1.1 million, or 14.7%, to $8.6 million for the six months ended June 30, 2001, from $7.5 million for the six months ended June 30, 2000. The reduced revenue in the six months ended June 30, 2000 was caused by one-time charges to revenue of $.7 million primarily relating to the cumulative impact of retroactively applied carrier access billing re-rates. The decrease in revenue is partially offset by increased USF support revenue received as a result of increased rate base and increased plant equipment placed into service. Our ILEC segment served 13,713 access lines as of June 30, 2001, compared to 13,523 access lines as of June 30, 2000.

    COST OF SERVICE. For the six months ended June 30, 2001, our total cost of service decreased $7.4 million, or 15.9%, to $39.2 million from $46.6 million for the six months ended June 30, 2000. These costs primarily consist of wholesale charges from third party service providers relating to our ICP segment. The decrease is primarily due to decreased rates relating to long distance and the sale of our CPE division. In addition, we experienced decreases in our operating salary and benefit expenses due to reductions in force. The following table sets forth the segments of the Company's cost of service for the six months ended June 30:

                                                                2001       2000
                                                              --------   --------
                                                               ($ IN THOUSANDS)
ICP.........................................................  $38,107    $45,501
ILEC........................................................    1,110      1,112
                                                              -------    -------
    Total...................................................  $39,217    $46,613
                                                              =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE. For the six months ended June 30, 2001, our SG&A costs decreased $8.9 million, or 28.0%, to $22.8 million compared to $31.7 million for the six months ended June 30, 2000. We experienced a decrease of $3.1 million in bad debt expense due to aggressive collection efforts and an improved accounts receivable management. In addition, we incurred $2.7 million of severance costs as a result of changes in executive officers and reductions in force during the six months ended June 30, 2000. As a result of reductions in force and the sale of our CPE division, we experienced a decrease of $1.3 million in reduced salary and benefit expenses and related operating expenses.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our customer premise equipment division. We sold the division for $450,000 to Interconnect Consolidated Group, an unrelated Oklahoma-based company. As a result of the sale, we recognized a $3.8 million loss for the three months ended June 30, 2000 relating to the write-off of certain capitalized costs associated with the division. We experienced a reduction in force of 65 employees as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE. For the six months ended June 30, 2001, depreciation and amortization expense increased $.4 million to $13.2 million from $12.8 million for the six months ended June 30, 2000.

    INTEREST EXPENSE. Interest expense for the six months ended June 30, 2001 decreased $15.1 million, to $10.5 million from $25.6 million for the corresponding period in 2000. The decrease related to a decrease in our outstanding 12.25% senior notes due 2008 as a result of the repurchase of $263.1 million of senior notes during the third quarter of 2000. In addition, we converted $90 million of DCCLP senior loans to preferred stock on March 30, 2000. See "--Liquidity and Capital Resources."

    INTEREST INCOME. Interest income decreased $1.7 million to $.2 million for the six months ended June 30, 2001 from $1.9 million for the six months ended June 30, 2000. The decrease in interest income was a result of a decrease of funds held in escrow as collateral for the payment of interest on our senior notes. The decrease in funds held in escrow was related to interest payments made during the year and the repurchase of senior notes. See "--Liquidity and Capital Resources."

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

    The execution of the new strategy has resulted in our improved performance. Local revenue has increased, operating expenses have been reduced and Adjusted EBITDA losses have decreased substantially from January 1, 2000 through June 30, 2001. However, we have not been able to generate net income and cash flow from operations that are sufficient to fund our current strategy. Presently, we estimate that we may require $20 to $25 million in outside funding for the remainder of 2001 to continue deploying our current strategy; however, there can be no assurance that this funding will be available at all or, if available, on terms satisfactory to us, that this strategy will be successful, or that our estimated funding requirements will not change if our strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP provided us substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These advances totaled
$157.9 million for the year ended December 31, 2000. Additionally, during the first six months of 2001, DCCLP provided $8.0 million through additional DCCLP senior loans and converted $2.0 million of accrued interest to senior loans. We also received $2.0 million of additional advances from DCCLP during the first six months of 2001. However, DCCLP is uncertain about its ability and willingness to continue to provide the required funding for the remainder of 2001 and has made no commitment in this regard. Accordingly, there can be no assurance that financing will be available on acceptable terms or at all. Additionally, we may seek to restructure the terms of our outstanding senior notes to reduce our cash requirements related to interest payments. If we are unsuccessful in obtaining the required funding or securities restructuring, we expect that we may have to significantly revise our business and operating strategy, which may adversely affect the prospects for the business and our continuing operations.

    Our independent public accountants issued an opinion on our December 31, 2000 financial statements that included an explanatory paragraph expressing uncertainty about our ability to continue as a going concern. Additionally, we have been advised by our independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of our financial statements for the year ending December 31, 2001, their auditors' report on our financial statements will be qualified as being subject to the ultimate outcome of that contingency.

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

    Additionally, our cash flow from operations may not be sufficient to provide us with adequate funds to pay the interest required by our indebtedness. To the extent that our internally generated funds are insufficient to meet these requirements, we will need to obtain funds from other sources. Currently, we have no commitments from outside sources to provide these funds.

    In addition, our ILEC segment received support revenue from federal and state agencies that accounted for approximately 31.0% and 35.4% for the three months ended June 30, 2001 and 2000, respectively, and 30.2% and 33.8% for the six months ended June 30, 2001 and 2000, respectively, of our ILEC revenue. A decrease in support revenue, although unforeseen, could negatively affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $11.6 million and $47.0 million for the six months ended June 30, 2001 and 2000, respectively.

    Our net cash used in investing activities was $3.5 million and $7.5 million for the six months ended June 30, 2001 and 2000, respectively. Investing activities for the six months ending June 30, 2001 and 2000 primarily related to capital expenditures.

    Our net cash provided by financing activities was $15.4 million and $54.6 million for the six months ended June 30, 2001 and 2000, respectively. The net cash provided by financing activities during 2001 primarily related to the execution of an additional $10.0 million of DCCLP senior loans and the maturities of securities held in escrow. During 2000, our first six months financing activities consisted of an increase in the DCCLP credit facility, our issuance of preferred stock (see Capital Resources) and maturities of securities held in escrow. This increase was partially offset by the repayment of our $50 million senior bank credit facility.

CAPITAL RESOURCES

    On March 30, 2000, we issued to DCCLP 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 at a redemption price of $1,000 per share. The net proceeds from the sale of the preferred stock were used to repay our senior bank credit facility. The $50 million outstanding under the DCCLP credit facility was converted to preferred stock. We recognized an extraordinary loss of approximately $2.5 million as a result of writing off previously capitalized financing costs associated with our senior bank credit facility. This appears as an extraordinary item in our statement of operations for 2000. The holder of our preferred stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights over the other classes of our capital stock and junior to our senior notes. Our preferred stock is redeemable at our option at any time and must be redeemed by April 1, 2010. The holder of our preferred stock has no voting rights.

    During the third quarter of 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate purchase price of $81.6 million. Funding for the senior notes repurchased and operating capital was provided by $65.5 million of DCCLP senior loans due 2004, and the release of $30.8 million held in escrow as collateral for the payment of interest on our senior notes. The DCCLP senior loans bear interest equal to the prime rate plus two percent (8.75% at June 30, 2001), interest is payable quarterly through December 31, 2001, and we are obligated to pay principal and interest quarterly beginning March 31, 2002 through December 31, 2004. We realized an extraordinary pre-tax gain of $181.5 million as a result of our senior note repurchase. This extraordinary pre-tax gain was slightly offset by a $6.7 million extraordinary pre-tax loss as a result of writing off previously capitalized financing costs associated with our senior notes. The extraordinary items are shown net of tax, which resulted in the recognition of a tax benefit associated with losses from continuing operations for the year ended December 31, 2000.

    During May 2001, we pledged all of our assets and our subsidiaries' assets to secure our indebtedness and the indebtedness of our subsidiary, Logix Communications Corporation, to DCCLP. This indebtedness is due to DCCLP at varying dates through December 31, 2004 and bears interest equal to prime rate plus two percent (8.75% at June 30, 2001). Interest on the unpaid principal balance and required payments of principal are due at varying dates through December 31, 2004. As of June 30, 2001, we had $83.4 million outstanding under this indebtedness.

    As of June 30, 2001, we had outstanding $86.9 million aggregate principal senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The indenture governing the senior notes contains restrictive covenants that place limitations on our various activities to include indebtedness, asset sales, liens and transactions with stockholders and affiliates. As of June 30, 2001, we were in compliance with our restrictive covenants.

    We have funded our ILEC operations through Rural Utilities Service/Rural Telephone Bank, or RUS/RTB, loans. The RUS/RTB existing loans have scheduled maturities between 2001 and 2028. In October 1998, RUS/RTB approved an additional 17 year loan facility that will provide us with $16.9 million in loan funds. As of June 30, 2001, we had borrowed $12.6 million under this additional facility.

    As of June 30, 2001, we had $207.1 million of indebtedness and a stockholders' deficit of $101.2 million. Our indebtedness at that date included $86.9 million of senior notes, $36.8 million of secured indebtedness under our RUS/RTB facility, $81.4 million from the DCCLP senior loans and $2.0 million from additional advances from DCCLP.

CAPITAL COMMITMENTS

    Our capital expenditures for the six months ended June 30, 2001 and 2000, were $3.2 million and $7.0 million, respectively. We expect our capital expenditures to total approximately $10 million for 2001. Our planned expenditures for 2001 will be primarily for customer equipment and to upgrade switches and outside plant facilities.

RECENTLY ISSUED OR ADOPTED PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board, ("FASB"), issued Statements of Financial Accounting Standards, ("SFAS"), No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We will be required to implement these standards effective January 1, 2002. We have not yet determined the impact of the new prouncements on our financial statements.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our financing requirements, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause our performance to differ materially from plans include, without limitation, our ability to satisfy or change the payment terms and financial covenants of our existing debt instruments; our ability to raise additional capital; our ability to manage our rapid growth successfully and to compete effectively in our ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our operational support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. We cannot assure that the future results will be achieved; actual events or results may differ materially as a result of risks we face. You are cautioned not to place undue reliance on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our financing strategy, business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

                               INDEX TO EXHIBITS

       EXHIBIT                                                                                 METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------                           -----------                                      ------
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

       EXHIBIT                                                                                 METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------                           -----------                                      ------
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

 10.9                   Promissory Note for $20 million dated July 20, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (8)[10.1]

 10.10                  Promissory Note for $15 million dated August 2, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (8)[10.2]

 10.11                  Promissory Note for $2 million dated August 9, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (8)[10.3]

 10.12                  Promissory Note for $7 million dated August 10, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (8)[10.4]

 10.13                  Promissory Note for $3 million dated August 11, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   8)[10.5]

 10.14                  Promissory Note for $15 million dated August 15, 2000
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           9)[10.14]

 10.15                  Promissory Note for $3 million dated August 17, 2000 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (9)[10.15]

 10.16                  Promissory Note for $4 million dated December 29, 2000
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           (9)[10.16]

 10.17                  Promissory Note for $1,927,573 dated December 31, 2000
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           (9)[10.17]

 10.18                  Promissory Note for $2.0 million dated January 29, 2001
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           10)[10.18]

 10.19                  Promissory Note for $2.0 million dated February 15, 2001
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           (10)[10.19]

 10.20                  Promissory Note for $2.0 million dated March 12, 2001
                        between Logix Communications Corporation and Dobson CC
                        Limited Partnership                                           (10)[10.20]

 10.21                  Promissory Note for $1,974,826 dated March 31, 2001 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (10)[10.21]

 10.22                  Promissory Note for $2.0 million dated April 2, 2001 between
                        Logix Communications Corporation and Dobson CC Limited
                        Partnership                                                   (11)

 10.23                  Security Agreement dated May 29, 2001, between Logix
                        Communications Corporation and Dobson CC Limited Partnership  (11)

 10.24                  Security Agreement dated May 29, 2001, between Logix
                        Communications Corporation and the Registrant                 (11)

       EXHIBIT                                                                                 METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------                           -----------                                      ------
 10.24.1                Promissory Note for $2.0 million dated May 29, 2001 between
                        Logix Communications Corporation and the Registrant           (11)

 10.25                  Pledge and Security Agreement dated May 29, 2001, between
                        Registrant and Dobson CC Limited Partnership                  (11)

 10.25.1                Promissory Note for $2.0 million dated May 29, 2001 between
                        the Registrant and Dobson CC Limited Partnership              (11)

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

(10) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference;

(11) Filed herewith.

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

Date: August 14, 2001