Form 10-Q
period 2001-09-30
LOGIX COMMUNICATIONS ENTERPRISES INC
filed 2001-11-14
CIK 1065458

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 333-58693

                            ------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.

             (Exact name of registrant as specified in its charter)

               OKLAHOMA                                     73-1533356
    (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

   14101 WIRELESS WAY OKLAHOMA CITY,                          73134
               OKLAHOMA                                     (zip code)
    (Address of principal executive
               offices)

                                 (405) 516-8400
              (Registrant's telephone number, including area code)

                            ------------------------

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    As of November 1, 2001, there were 71,250,000 shares of the registrant's $.01 par value Class A Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                     LOGIX COMMUNICATIONS ENTERPRISES, INC.
                         QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001

                               TABLE OF CONTENTS

 ITEM
NUMBER                                                                  PAGE
------                                                                --------
                       PART I. FINANCIAL INFORMATION

     1  Condensed Consolidated Financial Statements (Unaudited):

        Condensed Consolidated Balance Sheets as of September 30,
          2001 and
          December 31, 2000.........................................      3

        Condensed Consolidated Statements of Operations for the
          Three Months and Nine Months Ended September 30, 2001 and
          2000......................................................      4

        Condensed Consolidated Statements of Cash Flows for the Nine
          Months Ended September 30, 2001 and 2000..................      5

        Notes to Condensed Consolidated Financial Statements........      6

     2  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.................................     13

     3  Quantitative and Qualitative Disclosure About Market Risk...     21

                         PART II. OTHER INFORMATION

     1  Legal Proceedings...........................................     21

     2  Changes in Securities and Use of Proceeds...................     21

     3  Defaults Upon Senior Securities.............................     21

     4  Submission of Matters to a Vote of Security Holders.........     21

     5  Other Information...........................................     22

     6  Exhibits and Reports on Form 8-K............................     22

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $     857       $    963
  Restricted cash and investments...........................           --          5,263
  Accounts receivable.......................................       13,529         12,850
  Receivables-affiliates....................................        1,288            742
  Prepaid expenses..........................................        1,996          1,759
  Other current assets......................................          258            331
                                                                ---------       --------
    Total current assets....................................       17,928         21,908
                                                                ---------       --------
PROPERTY, PLANT AND EQUIPMENT, net..........................      102,381        110,342
                                                                ---------       --------
OTHER ASSETS:
  Goodwill, net.............................................      103,461        109,961
  Deferred costs, net.......................................        3,551          3,982
  Excess of cost over original cost of assets acquired,
    net.....................................................        2,320          2,391
  Other intangibles, net....................................        2,467          3,980
  Other.....................................................        2,102          2,003
                                                                ---------       --------
    Total other assets......................................      113,901        122,317
                                                                ---------       --------
    Total assets............................................    $ 234,210       $254,567
                                                                =========       ========
           LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
  Accounts payable..........................................    $  10,966       $ 10,497
  Accrued expenses..........................................       12,094          6,818
  Current portion of long-term debt.........................       23,102          1,747
  Other current liabilities.................................        1,172          1,157
                                                                ---------       --------
    Total current liabilities...............................       47,334         20,219
                                                                ---------       --------
LONG-TERM DEBT, net of current portion......................      190,961        193,226
INVESTMENT TAX CREDITS......................................           83             90
SENIOR EXCHANGEABLE PREFERRED STOCK.........................      114,107        102,176
STOCKHOLDERS' DEFICIT:
  Common stock, $.01 par value, 100,000,000 shares
    authorized and 71,250,000 shares issued and outstanding
    in 2001 and 2000........................................          713            713
  Paid-in capital...........................................       11,448         11,448
  Retained deficit..........................................     (130,436)       (73,305)
                                                                ---------       --------
    Total stockholders' deficit.............................     (118,275)       (61,144)
                                                                ---------       --------
    Total liabilities and stockholders' deficit.............    $ 234,210       $254,567
                                                                =========       ========

  The accompanying notes are an integral part of these condensed consolidated balance sheets.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                  THREE MONTHS ENDED         NINE MONTHS ENDED
                                                     SEPTEMBER 30,             SEPTEMBER 30,
                                                -----------------------   -----------------------
                                                   2001         2000         2001         2000
                                                ----------   ----------   ----------   ----------
REVENUE.......................................  $   27,207   $   26,573   $   80,489   $   82,821
OPERATING EXPENSES:
  Cost of service.............................      15,887       18,959       55,104       65,572
  Selling, general and administrative.........      12,316       13,132       35,146       44,843
  Loss on disposition.........................          --           --           --        3,847
  Depreciation and amortization...............       6,198        6,695       19,403       19,469
                                                ----------   ----------   ----------   ----------
    Total operating expenses..................      34,401       38,786      109,653      133,731
                                                ----------   ----------   ----------   ----------
OPERATING LOSS................................      (7,194)     (12,213)     (29,164)     (50,910)
OTHER INCOME (EXPENSES):
  Interest expense............................      (5,099)      (7,849)     (15,603)     (33,424)
  Interest income.............................          33          584          230        2,483
  Other, net..................................        (673)          (3)        (663)         166
                                                ----------   ----------   ----------   ----------
    Total other expenses......................      (5,739)      (7,268)     (16,036)     (30,775)
                                                ----------   ----------   ----------   ----------
LOSS BEFORE INCOME TAX AND EXTRAORDINARY
  ITEMS.......................................     (12,933)     (19,481)     (45,200)     (81,685)
INCOME TAX BENEFIT............................          --       31,040           --       31,040
                                                ----------   ----------   ----------   ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS......     (12,933)      11,559      (45,200)     (50,645)
EXTRAORDINARY ITEMS, net of income tax expense
  of $32,640 (Note 3 and Note 4)..............          --      142,186           --      139,654
                                                ----------   ----------   ----------   ----------
NET INCOME (LOSS).............................  $  (12,933)  $  153,745   $  (45,200)  $   89,009
DIVIDENDS ON PREFERRED STOCK..................      (4,124)      (3,560)     (11,931)      (6,991)
                                                ----------   ----------   ----------   ----------
NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS................................  $  (17,057)  $  150,185   $  (57,131)  $   82,018
                                                ==========   ==========   ==========   ==========
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE:
  Before extraordinary items..................  $     (.24)  $      .11   $     (.80)  $     (.81)
  Extraordinary items.........................          --         2.00           --         1.96
                                                ----------   ----------   ----------   ----------
BASIC NET INCOME (LOSS) APPLICABLE TO COMMON
  STOCKHOLDERS PER COMMON SHARE...............  $     (.24)  $     2.11   $     (.80)  $     1.15
                                                ==========   ==========   ==========   ==========
BASIC WEIGHTED AVERAGE COMMON SHARES
  OUTSTANDING.................................  71,250,000   71,250,000   71,250,000   71,250,000
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

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2001       2000
                                                              --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss).........................................  $(45,200)  $ 89,009
    Adjustments to reconcile net income (loss) to net cash
     used in operating activities-
  Depreciation and amortization.............................    19,403     19,469
  Amortization of bond premium and financing costs..........       510      1,117
  Disposition of business...................................        --      3,847
  Loss on disposition of assets.............................       699         --
  Deferred investment tax credits...........................        (7)        (7)
  Extraordinary gain on early extinguishment of debt........        --   (181,530)
  Extraordinary loss on financing cost......................        --      9,236
  Other, net................................................       (74)         3
Changes in current assets and liabilities-
  Accounts receivable.......................................      (679)     4,759
  Prepaid expenses..........................................      (237)     1,382
  Other current assets......................................        73        122
  Accounts payable..........................................       469    (12,997)
  Accrued expenses..........................................    11,065      6,540
  Other current liabilities.................................        15       (279)
                                                              --------   --------
  Net cash used in operating activities.....................   (13,963)   (59,329)
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures......................................    (4,913)    (9,346)
  Purchase of other assets..................................        --       (382)
  Receivable-affiliates, net................................      (546)      (512)
  Other, net................................................       (99)      (150)
  Proceeds on the sale of assets............................       929        450
                                                              --------   --------
  Net cash used in investing activities.....................    (4,629)    (9,940)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt..............................    14,347    112,650
  Repayments of long-term debt..............................    (1,046)   (50,856)
  Retirements of long-term debt.............................        --    (81,580)
  Sale of senior exchangeable preferred stock...............        --     40,000
  Interest on restricted investments........................        30     (1,736)
  Maturities of restricted investments......................     5,155     21,438
  Retirements of restricted investments.....................        --     30,789
  Deferred financing costs..................................        --       (973)
                                                              --------   --------
  Net cash provided by financing activities.................    18,486     69,732
                                                              --------   --------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........      (106)       463
CASH AND CASH EQUIVALENTS, beginning of period..............       963        672
                                                              --------   --------
CASH AND CASH EQUIVALENTS, end of period....................  $    857   $  1,135
                                                              ========   ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid for interest (net of amounts capitalized).......  $  6,463   $ 36,638
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND FINANCING
  ACTIVITIES:
  Dividends issued as additional Senior Exchangeable
    Preferred Stock.........................................  $ 11,931   $  6,991
  Principal and accrued interest on DCCLP Credit Facility
    converted to Senior Exchangeable Preferred Stock........        --   $ 51,492
  Accrued interest on DCCLP Credit Facility converted to
    DCCLP Senior Loans......................................        --   $    545
  Accrued interest on DCCLP Senior Loans converted to
    additional DCCLP Senior Loans...........................  $  5,713         --
  Accrued interest on additional DCCLP Loans converted to
    additional DCCLP Loans..................................  $     76         --

  The accompanying notes are an integral part of these condensed consolidated financial statements.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

1.  ORGANIZATION:

    Logix Communications Enterprises, Inc. (the "Company" or "Logix") was incorporated as an Oklahoma corporation under the name Dobson Wireline Company in December 1997, as part of reorganization by its former parent company, Dobson Communications Corporation ("Dobson Communications"). Its name was changed to Logix Communications Enterprises, Inc. in October 1998. On January 24, 2000, Dobson Communications distributed Logix's stock to certain of Dobson Communications' shareholders.

    Logix is a provider of integrated local, long distance, data and other telecommunications services to small and medium-sized business customers throughout its region. The Company provides these services through two business segments: incumbent local exchange carrier ("ILEC") operations and integrated communications provider ("ICP") operations. As of September 30, 2001, the Company had operations in Kansas, Missouri, Oklahoma and Texas.

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

    The Company has a 20% interest in the Forte of Colorado, General Partnership which provides fiber optic telecommunication service between Springfield, Colorado and Colorado Springs, Colorado. The entity which holds the 20% interest is the Company's wholly owned subsidiary, Dobson Fiber/ FORTE of Colorado, Inc.

ILEC

    The Company, through it's wholly owned subsidiary, Dobson Telephone
Company, Inc. ("Dobson Telephone"), provides wireline telephone service to nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to the eastern Oklahoma City metropolitan area. Dobson Telephone operates under the authority of the Federal Communications Commission ("FCC"). The FCC and the Oklahoma Corporation Commission regulate rates charged by Dobson Telephone. Dobson Telephone, like other wireline companies that operate in rural areas where the cost to provide service is higher than normal, receives high cost support funds from state jurisdictions and the federal universal service fund. Approximately 28.8% and 29.2%, for the three months ended September 30, 2001 and 2000, respectively, and 29.7% and 32.2%, for the nine months ended
September 30, 2001 and 2000, respectively, of the Company's revenue from its ILEC operations was from these two sources.

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

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

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

2.  FINANCIAL CONDITION AND FUTURE PLANS:

    Prior to 2000, Logix had employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, the Company depended on long distance revenue for the majority of its revenue during 1999. In the ICP business segment, the Company experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit the Company to attain its profitability goals. Early in 2000, Logix changed this strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where the Company could offer local service more cost effectively. The emphasis of the Company changed to serving customers better and executing the fundamental tasks of the business as efficiently as possible. During 2000, the Company disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, Logix refocused its sales efforts on its target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

    The execution of the new strategy has resulted in improved performance for Logix. Local revenue has increased, operating expenses have been reduced, and earnings before interest expense, income taxes, depreciation and amortization, other income (expense) and extraordinary items ("Adjusted EBITDA") losses have decreased substantially from January 1, 2000 through September 30, 2001. However, the Company has not been able to generate net income and cash flow from operations that are sufficient to fund its current strategy. Presently, the Company estimates that it may require $15 to $20 million in outside funding for the remainder of 2001 to continue deploying its current strategy. However, there can be no assurance that this required funding will be available at all or, if available, on terms satisfactory to the Company, or that this strategy will be successful, or that estimated funding requirements will not change if the Company's strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP, provided the Company substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans described in Note 4 below ("DCCLP Senior Loans"). These stock purchases and loans totaled $157.9 million for the year ended December 31, 2000. Additionally, during the nine months ended September 30, 2001, DCCLP provided $8.0 million through additional DCCLP Senior Loans and converted $5.7 million of accrued interest to DCCLP Senior Loans. The Company also received $5.0 million of additional advances from DCCLP during the nine months ended September 30, 2001, and converted $.1 million of accrued interest to additional loans. DCCLP is uncertain about its ability and willingness to continue to provide funding for the remainder of 2001 and beyond, and has made no commitment in this regard. Accordingly, there can be no assurance that the required additional financing will be available on acceptable terms or at all. The Company may seek to restructure the terms of some of its outstanding 12 1/4% senior notes to reduce the principal amount as well as its recurring cash requirements related to interest payments. If the Company is unsuccessful in obtaining the required funding or securities restructuring, it expects that it may have to significantly revise its business and operating strategy, which may adversely affect the prospects for its business and its continuing operations. The Company's cash flow from operations may not be sufficient to pay the interest required by its indebtedness. To the extent that internally generated funds are insufficient to meet these requirements, the Company will need to obtain funds from other sources. Currently, the Company has no commitments from outside sources to provide these funds.

    The Company's independent public accountants issued an opinion on the Company's December 31, 2000 financial statements that included an explanatory paragraph expressing uncertainty about the Company's ability to continue as a going concern. Additionally, the Company has been advised by its independent public accountants that, if this contingency has not been resolved prior to the completion of their audit of the Company's financial statements for the year ending December 31, 2001, their auditors' report on those financial statements will be qualified as being subject to the ultimate outcome of that contingency.

3.  SENIOR EXCHANGEABLE PREFERRED STOCK:

    On March 30, 2000, the Company issued to DCCLP 90,000 shares of 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 for $1,000 per share plus accrued but unpaid dividends ("Preferred Stock"). The net proceeds from the sale of the Preferred Stock were used to retire the Company's $75 million revolving credit facility ("Senior Bank Credit Facility"). The principal amount of $50 million outstanding under the DCCLP Credit Facility on March 30, 2000 was

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

converted to Preferred Stock, and for cash flow purposes is a non-cash financing activity. Logix recognized an extraordinary loss of $2.5 million as a result of writing off previously capitalized financing costs associated with the Senior Bank Credit Facility. The holder of the Preferred Stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share plus accrued but unpaid dividends with rights senior to the other classes of capital stock. Additionally, the Preferred Stock is redeemable at the Company's option. The shares of Preferred Stock have no voting rights.

4.  FINANCING ACTIVITY:

    During the third quarter of 2000, the Company repurchased $263.1 million of its 12.25% Senior Notes due 2008 ("Senior Notes") for an aggregate price of $81.6 million. Funding for the Senior Notes repurchase and operating capital was provided by $65.5 million of senior loans from DCCLP due 2004 ("DCCLP Senior Loans") and the release of $30.8 million held in escrow as collateral for the payment of interest on the Senior Notes. The DCCLP Senior Loans bear interest at a rate equal to prime rate plus two percent (8% at September 30, 2001), and interest is paid quarterly beginning September 30, 2000 through December 31, 2001. The Company will pay principal quarterly beginning March 31, 2002 through December 31, 2004.

5.  LONG-TERM DEBT:

    In May 2001, the Company pledged all assets of the Company and its subsidiaries to secure the indebtedness of the Company and one of its subsidiaries to DCCLP. The indebtedness due DCCLP is payable at varying dates through December 31, 2004 and bears interest equal to prime rate plus two percent (8% at September 30, 2001). Interest on the unpaid principal balance and required payments of principal are due at varying dates through December 31, 2004. As of September 30, 2001, the Company had $90.3 million outstanding under this indebtedness.

6.  REPORT OF BUSINESS SEGMENTS:

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

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

have significant non-cash items other than depreciation and amortization in reported profit or loss. A summary of the Company's operations by segment is as follows:

                                                                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2001
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 22,616   $  4,591   $ 27,207
    Intersegment............................................       907         --        907
    Intersegment revenue(1).................................        --         --       (907)
                                                              --------   --------   --------
      Total operating revenue...............................  $ 23,523   $  4,591   $ 27,207
                                                              ========   ========   ========
Adjusted EBITDA.............................................  $ (4,001)     3,005   $   (996)
Depreciation and amortization...............................    (5,479)      (719)    (6,198)
Interest expense(2).........................................    (4,659)      (440)    (5,099)
Interest income.............................................        13         20         33
Other expense, net..........................................      (673)        --       (673)
                                                              --------   --------   --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(14,799)  $  1,866   $(12,933)
                                                              ========   ========   ========

                                                                    THREE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000
                                                              ------------------------------
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 22,742   $ 3,831    $ 26,573
    Intersegment............................................     1,064        --       1,064
    Intersegment revenue(1).................................        --        --      (1,064)
                                                              --------   -------    --------
      Total operating revenue...............................  $ 23,806   $ 3,831    $ 26,573
                                                              ========   =======    ========

Adjusted EBITDA.............................................  $ (7,566)  $ 2,048    $ (5,518)
Depreciation and amortization...............................    (5,787)     (908)     (6,695)
Interest expense(2).........................................    (7,403)     (446)     (7,849)
Interest income.............................................       583         1         584
Other expense, net..........................................        (3)       --          (3)
                                                              --------   -------    --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(20,176)  $   695    $(19,481)
                                                              ========   =======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

                                                                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2001
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 67,250   $13,239    $ 80,489
    Intersegment............................................     2,893        --       2,893
    Intersegment revenue(1).................................        --        --      (2,893)
                                                              --------   -------    --------
      Total operating revenue...............................  $ 70,143   $13,239    $ 80,489
                                                              ========   =======    ========
Adjusted EBITDA.............................................  $(18,214)  $ 8,453    $ (9,761)
Depreciation and amortization...............................   (16,986)   (2,417)    (19,403)
Interest expense(2).........................................   (14,247)   (1,356)    (15,603)
Interest income.............................................       183        47         230
Other expense, net..........................................      (668)        5        (663)
                                                              --------   -------    --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(49,932)  $ 4,732    $(45,200)
                                                              ========   =======    ========

                                                                    NINE MONTHS ENDED
                                                                    SEPTEMBER 30, 2000
                                                                ICP        ILEC      TOTAL
                                                              --------   --------   --------
                                                                     ($ IN THOUSANDS)
OPERATING INFORMATION:
  Operating revenue--
    External................................................  $ 71,476   $11,345    $ 82,821
    Intersegment............................................     3,307        --       3,307
    Intersegment revenue(1).................................        --        --      (3,307)
                                                              --------   -------    --------
      Total operating revenue...............................  $ 74,783   $11,345    $ 82,821
                                                              ========   =======    ========

Adjusted EBITDA.............................................  $(37,499)  $ 6,058    $(31,441)
Depreciation and amortization...............................   (17,013)   (2,456)    (19,469)
Interest expense(2).........................................   (32,608)     (816)    (33,424)
Interest income.............................................     2,480         3       2,483
Other expense, net..........................................       816      (650)        166
                                                              --------   -------    --------
  Income (loss) before income taxes, extraordinary items and
    cumulative effect of change in accounting principle.....  $(83,824)  $ 2,139    $(81,685)
                                                              ========   =======    ========

            LOGIX COMMUNICATIONS ENTERPRISES, INC. AND SUBSIDIARIES

                               SEPTEMBER 30, 2001

                                  (UNAUDITED)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2001            2000
                                                              -------------   ------------
INVESTMENT INFORMATION:
  Segment assets--
  ICP(1)....................................................    $173,778        $197,778
  ILEC......................................................      62,582          58,939
  Intersegment receivables(1)...............................      (2,150)         (2,150)
                                                                --------        --------
    Total segment assets....................................    $234,210        $254,567
                                                                ========        ========

OTHER INFORMATION:
  Capital expenditures--
  ICP.......................................................    $  3,494        $  9,071
  ILEC......................................................       1,419           3,213
                                                                --------        --------
    Total capital expenditures..............................    $  4,913        $ 12,284
                                                                ========        ========

--------------------------

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

OVERVIEW

    We are an integrated communications provider, or ICP, and an incumbent local exchange carrier, or ILEC. We have network facilities in the southwestern United States and serve small and medium-sized businesses primarily in Amarillo, Austin, Dallas, Ft. Worth, Houston, Kansas City, Oklahoma City, St. Louis, San Antonio, Tulsa, and in other cities in Oklahoma and Texas. We also provide integrated communications services with a core suite of voice and data communications services including local, long distance, Internet, enhanced data services and long-haul transport services. For the nine months ended
September 30, 2001, we had 108,514 access line equivalents and generated revenues of $80.5 million.

REVENUE

    ICP OPERATIONS. Our ICP operations generate revenue from local exchange, intrastate and interstate services, enterprise network, enhanced data, Internet and intranet services, private line, integration services and long-haul transport services. As of September 30, 2001, our ICP operations served 94,841 access line equivalents compared to 65,847 access line equivalents as of September 30, 2000. This increase was mainly due to additional sales of our services. We began offering local facilities-based ICP services in October 1997 and currently provide these services to customers in major markets in Kansas, Missouri, Oklahoma and Texas.

    We offer ICP services at prices that are competitive to the incumbent local exchange carriers. We believe that while pricing is an important element of our marketing, small and medium-sized businesses are also focused on customer care, bundled telecommunications services with one point of contact for sales and service, and consistent quality of service when making their purchase decisions.

    INCUMBENT LOCAL EXCHANGE CARRIER OPERATIONS. Through our predecessors, we began providing ILEC services in 1936. We currently own and operate nine adjoining exchanges in western Oklahoma and three adjoining exchanges adjacent to and east of the Oklahoma City metropolitan area. As of September 30, 2001 our ILEC operations served 13,673 access line equivalents compared to 13,583 access line equivalents as of September 30, 2000.

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

    The following table reflects the amount of support funds we received and the share of our ILEC revenue it represented for the periods indicated:

                                                          THREE MONTHS             NINE MONTHS
                                                       ENDED SEPTEMBER 30,     ENDED SEPTEMBER 30,
                                                      ---------------------   ---------------------
                                                        2001        2000        2001        2000
                                                      ---------   ---------   ---------   ---------
                                                         ($ IN MILLIONS)         ($ IN MILLIONS)
Support revenue.....................................    $1.3        $1.1        $3.9        $3.7
Percentage of incumbent local exchange carrier
  revenue...........................................    28.8%       29.2%       29.7%       32.2%

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

    Cost of service for our ICP operations consists primarily of fixed costs for leased lines, the variable costs of origination, termination and access services provided through ILECs and other telecommunications companies and related network operating and engineering costs. We have deployed several digital switching platforms with local and long distance capability and we lease fiber trunking capacity from incumbent local exchange carriers and other ICPs to connect our switches with our transmission equipment collocated in ILEC central offices.

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

    Our SG&A includes all infrastructure costs such as selling, customer support, corporate administration and personnel. Selling expenses include commissions for our sales program. We pay commissions to direct sales persons for new business generated with additional incentives for monthly recurring revenue contributions. As our customer base grows, and if we expand into new geographic markets, add new sales offices and facilities and enlarge our current product offerings, the cost of service and SG&A would be expected to increase. As we grow, over time we expect SG&A to decrease as a percentage of our revenues.

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

    THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED
     SEPTEMBER 30, 2000

    REVENUE. For the three months ended September 30, 2001, our total revenue increased $.6 million, or 2.4% to $27.2 million from $26.6 million for the three months ended September 30, 2000. The following table sets forth the segments of our revenue for the three months ended September 30:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $22,616    $22,742
ILEC......................................................    4,591      3,831
                                                            -------    -------
  Total...................................................  $27,207    $26,573
                                                            =======    =======

    ICP. Our ICP revenue decreased $.1 million, or .6%, to $22.6 million for the three months ended September 30, 2001, from $22.7 million for the three months ended September 30, 2000. We experienced a decline of $2.5 million in our long distance revenue. This was primarily attributable to reduced minutes of use from customer churn, changing usage patterns and reduced long distance rates. These decreases were largely offset by an increase in local, data and other revenue of $2.4 million, which was partially due to access line growth. Our ICP segment served 94,841 access lines as of September 30, 2001, compared to 65,847 access lines as of September 30, 2000. The remainder of the increase in local, data and other revenue was primarily due to approximately $1.1 million of reduced customer credits issued as a result of billing errors for the three months ended September 30, 2001 compared to the same period a year ago. This is partially attributable to a billing system conversion that was completed in December 2000.

    ILEC. Our ILEC revenue increased $.8 million, or 19.8% , to $4.6 million for the three months ended September 30, 2001, from $3.8 million for the three months ended September 30, 2000. Our local revenue increased $.4 million primarily due to increased USF support revenue received as a result of increased rate base and increased plant equipment placed in service during the period. Also, local revenue increased due to access line growth. Our ILEC segment served 13,673 access lines as of September 30, 2001, compared to 13,583 access lines as of September 30, 2000.

    Our access revenues increased $.4 million primarily due to increased access minutes of use for landline and wireless long distance carrier services.

    COST OF SERVICE. For the three months ended September 30, 2001, our total cost of service decreased $3.1 million, or 16.2%, to $15.9 million from $19.0 million during the three months ended September 30, 2000. These costs primarily consist of wholesale charges from third party service providers relating to our ICP segment. The decrease is primarily due to credits received on disputed costs from third party service providers, reduced long distance rates and decreases in our network operating and engineering salary and benefit expenses due to reductions in force. The following table sets forth the segments of the Company's cost of service for the three months ended September 30:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $15,259    $18,368
ILEC......................................................      628        591
                                                            -------    -------
  Total...................................................  $15,887    $18,959
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE.  For the three months ended
September 30, 2001, our SG&A costs decreased $.8 million, or 6.2%, to $12.3 million compared to $13.1 million for the three months ended
September 30, 2000. This decrease was primarily attributable to reduced salary and benefit expenses due to changes in executive officers and improved management of operating costs.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the three months ended
September 30, 2001, depreciation and amortization expense decreased $.5 million to $6.2 million from $6.7 million for the three months ended September 30, 2000. This decrease related to assets being sold or retired subsequent to September 30, 2000.

    INTEREST EXPENSE.  Interest expense for the three months ended
September 30, 2001 decreased $2.7 million, or 35.0%, to $5.1 million from $7.8 million for the three months ended September 30, 2000. The decrease related to a decrease in the principal amount of our outstanding 12.25% senior notes due 2008 as a result of the repurchase of $263.1 million of senior notes during the third quarter of 2000. See "--Liquidity and Capital Resources."

    INTEREST INCOME. Interest income decreased $.6 million for the three months ended September 30, 2001 from $.6 million for the three months ended
September 30, 2000. The decrease in interest income was a result of depleting the funds held in escrow as collateral for the payment of interest on our senior notes.

    NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED
     SEPTEMBER 30, 2000

    REVENUE. For the nine months ended September 30, 2001, total revenue decreased $2.3 million, or 2.8% to $80.5 million from $82.8 million for the nine months ended September 30, 2000. The following table sets forth the segments of our revenue for the nine months ended September 30:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $67,250    $71,476
ILEC......................................................   13,239     11,345
                                                            -------    -------
  Total...................................................  $80,489    $82,821
                                                            =======    =======

    ICP. Our ICP revenue decreased $4.2 million, or 5.9%, to $67.3 million for the nine months ended September 30, 2001, from $71.5 million for the nine months ended September 30, 2000. We experienced a decline of $10.3 million in our long distance revenue. This was primarily attributable to reduced long distance rates and reduced minutes of use from customer churn and changing usage patterns. Also, we had a $2.8 million decrease in our customer premise equipment, or CPE, revenue due to the disposition of our CPE division in July 2000. These decreases were partially offset by an increase in local, data and other revenue of $8.9 million, which was partially due to access line growth. Our ICP segment served 94,841 access lines as of September 30, 2001, compared to 65,847 access lines as of September 30, 2000. The remainder of the increase in local, data and other revenue was primarily due to approximately $4.0 million of reduced customer credits issued as a result of billing errors for the nine months ended September 30, 2001 compared to the same period in 2000. This is partially attributable to a billing system conversion that was completed in December 2000.

    ILEC. Our ILEC revenue increased $1.9 million, or 16.7%, to $13.2 million for the nine months ended September 30, 2001, from $11.3 million for the nine months ended September 30, 2000. Our local revenue increased $.7 million primarily due to increased USF support revenue received as a result of increased rate base and increased plant equipment placed in service during the period. Also, local revenue increased due to access line growth. Our ILEC segment served 13,673 access lines as of September 30, 2001, compared to 13,583 access lines as of September 30, 2000.

    Our access revenues increased $1.2 million primarily due to increased access minutes of use for landline and wireless long distance carrier services.

    COST OF SERVICE. For the nine months ended September 30, 2001, our total cost of service decreased $10.5 million, or 15.9%, to $55.1 million from $65.6 million for the nine months ended September 30, 2000. These costs primarily consist of wholesale charges from third party service providers relating to our ICP segment. The decrease is primarily due to decreased rates relating to long distance, credits from disputed costs received from third party service providers and the sale of our CPE division. In addition, we experienced decreases in our operating salary and benefit expenses due to reductions in force. The following table sets forth the segments of the Company's cost of service for the nine months ended September 30:

                                                              2001       2000
                                                            --------   --------
                                                             ($ IN THOUSANDS)
ICP.......................................................  $53,366    $63,869
ILEC......................................................    1,738      1,703
                                                            -------    -------
  Total...................................................  $55,104    $65,572
                                                            =======    =======

    SELLING, GENERAL AND ADMINISTRATIVE.  For the nine months ended
September 30, 2001, our SG&A costs decreased $9.7 million, or 21.6%, to $35.1 million compared to $44.8 million for the nine months ended September 30, 2000. We experienced a decrease of $3.4 million in bad debt expense due to aggressive collection efforts and improved accounts receivable management. In addition, we incurred $2.7 million of severance costs as a result of changes in executive officers and reductions in force during the nine months ended September 30, 2000. The remainder of the decrease is a result of reduced salary and benefit expenses and related operating expenses due to reductions in force and the sale of our CPE division.

    LOSS ON DISPOSITION. On July 21, 2000, we completed the sale of our CPE division. We sold the division for $450,000 to Interconnect Consolidated Group, an unrelated Oklahoma-based company. As a result of the sale, we recognized a $3.8 million loss for the nine months ended September 30, 2000 relating to the write-off of certain capitalized costs associated with the division. We experienced a reduction in force of 65 employees as a result of this transaction.

    DEPRECIATION AND AMORTIZATION EXPENSE.  For the nine months ended
September 30, 2001, depreciation and amortization expense decreased $.1 million to $19.4 million from $19.5 million for the nine months ended September 30, 2000.

    INTEREST EXPENSE. Interest expense for the nine months ended September 30, 2001 decreased $17.8 million, to $15.6 million from $33.4 million for the corresponding period in 2000. The decrease related to a decrease in our outstanding 12.25% senior notes due 2008 as a result of the repurchase of $263.1 million of senior notes during the third quarter of 2000. In addition, we converted $90 million of DCCLP senior loans to preferred stock on March 30, 2000. See "--Liquidity and Capital Resources."

    INTEREST INCOME. Interest income decreased $2.3 million to $.2 million for the nine months ended September 30, 2001 from $2.5 million for the nine months ended September 30, 2000. The decrease in interest income was a result of depletion of funds held in escrow as collateral for the payment of interest on our senior notes. The decrease in funds held in escrow was related to interest payments made during the year and the repurchase of senior notes. See "--Liquidity and Capital Resources."

LIQUIDITY AND CAPITAL RESOURCES

FINANCIAL CONDITION AND FUTURE PLANS

    Prior to 2000, we employed a strategy of rapid expansion in terms of markets served and products offered across the southwestern United States and other parts of the country. This strategy proved to be unprofitable. Additionally, we relied on long distance revenue for the majority of our revenue during 1999. In our ICP business segment, we experienced higher than expected customer churn rates, reduced minutes of use and declines in long distance rates, which did not permit us to attain our profitability goals. Early in 2000, we altered our strategy to focus on a more concentrated geographic footprint in Oklahoma, Texas and a few markets in neighboring states, where we could offer local service more cost effectively. Our emphasis changed to serving customers better and executing the fundamental tasks of the business as efficiently as possible. During 2000, we disposed of unprofitable business lines, substantially reduced staffing levels to match the business needs, replaced most of the top management team members, aggressively reduced expenses, renegotiated contracts, reduced debt levels and disposed of assets that were not important to this strategy. At the same time, we refocused our sales efforts on our target market, which is small and medium size businesses, and, in particular, focused on growing the local component of the revenue stream, thereby reducing the emphasis on long distance revenue.

    The execution of the new strategy has resulted in improved performance. Local revenue has increased, operating expenses have been reduced and Adjusted EBITDA losses have decreased substantially from January 1, 2000 through September 30, 2001. However, we have not been able to generate net income and cash flow from operations sufficient to fund our current strategy. Presently, we estimate that we may require $15 to $20 million in outside funding for the remainder of 2001 to continue deploying our current strategy. However, there can be no assurance that this required funding will be available at all or, if available, on terms satisfactory to us, or that this strategy will be successful, or that our estimated funding requirements will not change if our strategy is not successful.

    During 2000, Dobson CC Limited Partnership, or DCCLP, provided us substantial funds for operating, investing and financing activities through the purchase of preferred stock and the DCCLP senior loans. These stock purchases and loans totaled $157.9 million for the year ended December 31, 2000. During the nine months ended September 30, 2001, DCCLP provided $8.0 million through additional DCCLP senior loans and converted $5.7 million of accrued interest to senior loans. We also received $5.0 million of additional advances from DCCLP during the nine months ended September 30, 2001, and converted $.1 million of accrued interest to additional loans. DCCLP is uncertain about its ability and willingness to continue to provide the required funding for the remainder of 2001 and beyond, and has made no commitment in this regard. There can be no assurance that this required additional financing will be available on acceptable terms or at all. We may seek to restructure the terms of our outstanding 12.25% senior notes to reduce the principal amount as well as our recurring cash requirements related to interest payments. If we are unsuccessful in obtaining the required funding or securities restructuring, we expect that we may have to significantly revise our business and operating strategy, which may adversely affect the prospects for the business and our continuing operations.

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

    We have required, and will continue to require, substantial capital, including additional debt and/or equity, to successfully implement our business plan. Historically, we have financed our operations through cash flows from operating activities, as well as through debt and equity financing. Significant sustained growth in our cash flows is necessary to meet our debt service requirements, including our obligations on our senior notes. We have experienced and expect to continue to experience negative cash flows and losses before income taxes and Adjusted EBITDA losses at least through 2001.

    Our cash flow from operations may not be sufficient to provide us with adequate funds to pay the interest required by our indebtedness. To the extent that our internally generated funds are insufficient to meet these requirements, we will need to obtain funds from other sources. Currently, we have no commitments from outside sources to provide these funds.

    Our ILEC segment received support revenue from federal and state agencies that accounted for approximately 28.8% and 29.2% for the three months ended September 30, 2001 and 2000, respectively, and 29.7% and 32.2% for the nine months ended September 30, 2001 and 2000, respectively, of our ILEC revenue. A decrease in support revenue, although unforeseen, could negatively affect our ILEC revenue and liquidity.

NET CASH FLOW

    Our net cash used in operating activities was $14.0 million and $60.8 million for the nine months ended September 30, 2001 and 2000, respectively.

    Our net cash used in investing activities was $4.6 million and $9.9 million for the nine months ended September 30, 2001 and 2000, respectively. Investing activities for the nine months ending September 30, 2001 and 2000 primarily related to capital expenditures.

    Our net cash provided by financing activities was $18.5 million and $71.2 million for the nine months ended September 30, 2001 and 2000, respectively. The net cash provided by financing activities during 2001 primarily related to the execution of additional DCCLP senior loans and maturities of securities held in escrow. During the nine months ended
September 30, 2000, our financing activities consisted of increases in long-term debt, retirements of long-term debt, our issuance of preferred stock and maturities of securities held in escrow. This increase was partially offset by the repayment of our $50 million senior bank credit facility.

CAPITAL RESOURCES

    On March 30, 2000, we issued to DCCLP 90,000 shares of our 15% Class A Senior Exchangeable Preferred Stock manditorily redeemable in 2010 at a redemption price of $1,000 per share plus. The net proceeds from the sale of the preferred stock were used to repay our senior bank credit facility. The
$50 million outstanding under the DCCLP credit facility was converted to preferred stock. We recognized an extraordinary loss of approximately
$2.5 million as a result of writing off previously capitalized financing costs associated with our senior bank credit facility. This appears as an extraordinary item in our statement of operations for 2000. The holder of our preferred stock is entitled to cumulative dividends from the date of issuance and a liquidation preference of $1,000 per share with rights senior to the other classes of our capital stock and junior to our senior notes. Our preferred stock is redeemable at our option at any time at $1,000 per share plus accrued but unpaid dividends and must be redeemed by April 1, 2010. The shares of preferred stock have no voting rights.

    During the third quarter of 2000, we repurchased $263.1 million of our 12.25% senior notes for an aggregate purchase price of $81.6 million. Funding for the senior notes repurchased and operating capital was provided by $65.5 million of DCCLP senior loans, and the release of $30.8 million held in escrow as collateral for the payment of interest on our senior notes. The DCCLP senior loans bear interest equal to the prime rate plus two percent (8% at September 30, 2001), payable quarterly through December 31, 2001, and we are obligated to pay principal and interest quarterly beginning March 31, 2002 through December 31, 2004. We realized an extraordinary pre-tax gain of $181.5 million as a result of our senior note repurchase. This extraordinary pre-tax gain was slightly offset by a $6.7 million extraordinary pre-tax loss as a result of writing off previously capitalized financing costs associated with our senior notes. The extraordinary items are shown net of tax, which resulted in the recognition of a tax benefit associated with losses from continuing operations for the year ended December 31, 2000.

    In May 2001, we pledged all of our assets and those of our subsidiary, Logix Communications Corporation ("LCC"), to secure our indebtedness and the indebtedness of our subsidiary, LCC, to DCCLP. This indebtedness is payable to DCCLP at varying dates through December 31, 2004 and bears interest equal to prime rate plus two percent (8% at September 30, 2001). Interest on the unpaid principal balance and required payments of principal are payable at varying dates through December 31, 2004. As of September 30, 2001, we had $90.3 million outstanding under this indebtedness.

    As of September 30, 2001, we had outstanding $86.9 million aggregate principal amount of our 12.25% senior notes that mature in 2008. The senior notes bear interest at an annual rate of 12.25%, payable semi-annually on each June 15 and December 15. The indenture governing the senior notes contains restrictive covenants that limit certain of our activities to including incurrence of indebtedness, asset sales, liens on assets and transactions with stockholders and affiliates. As of September 30, 2001, we were in compliance with our restrictive covenants.

    We have funded our ILEC operations through Rural Utilities Service/Rural Telephone Bank, or RUS/RTB, loans. The RUS/RTB existing loans have scheduled maturities between 2001 and 2028. In October 1998, RUS/RTB approved an additional 17-year loan facility that will provide us with $16.9 million in loan funds. As of September 30, 2001, we had borrowed $12.9 million under this additional facility.

    As of September 30, 2001, we had $214.1 million of indebtedness and a stockholders' deficit of $118.3 million. Our indebtedness at that date included $86.9 million of senior notes, $36.9 million of secured indebtedness under our RUS/RTB facility, $85.2 million from the DCCLP senior loans and $5.1 million from additional advances from DCCLP.

CAPITAL COMMITMENTS

    Our capital expenditures for the nine months ended September 30, 2001 and 2000, were $4.9 million and $9.3 million, respectively. We expect our capital expenditures to total approximately $6-$10 million for 2001. Our planned expenditures for 2001 primarily relate to customer equipment and to upgrade switches and outside plant facilities.

RECENTLY ISSUED OR ADOPTED PRONOUNCEMENTS

    In July 2001, the Financial Accounting Standards Board, ("FASB"), issued Statements of Financial Accounting Standards, ("SFAS"), No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." These standards prohibit the application of the pooling-of-interests method of accounting for business combinations effective June 30, 2001 and require companies to stop amortizing existing goodwill and intangible assets with indefinite lives effective January 1, 2002. In addition, any goodwill or indefinite life intangible assets acquired between July 1, 2001 and December 31, 2001 would not be amortized. Under the new rules, companies would only adjust the carrying amount of goodwill or indefinite life intangible assets upon an impairment of the goodwill or indefinite life intangible assets. We will be required to implement these standards effective January 1, 2002. We have not yet determined the impact of the new pronouncements on our financial statements.

FORWARD-LOOKING STATEMENTS

    The description of our plans set forth herein, including our plans and strategies, our financing requirements, our anticipation of revenues from designated markets, the markets for our services and products, planned capital expenditures and possible regulatory requirements, and other statements which predict or forecast future events which are dependent on future events for their accuracy, are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These plans involve a number of risks and uncertainties. Important factors that could cause our performance to differ materially from plans include, without limitation, our ability to satisfy or change the payment terms and financial covenants of our existing debt instruments; our ability to raise additional capital; our ability to manage our growth successfully and to compete effectively in our ILEC and ICP businesses against competitors with greater financial, technical, marketing and other resources; changes in end-user requirements and preferences; the development of other technologies and products that may gain more commercial acceptance than ours; our ability to successfully market our services to current and new customers, interconnect with ILECs, expand or replace our operational support systems and other back office systems, provision new customers, access markets, install facilities, including switching electronics, and obtain leased trunking capacity, rights-of-way, building access rights and any required governmental authorizations, franchises and permits, all in a timely manner, at reasonable costs and on satisfactory terms and conditions; as well as unexpected regulatory, legislative and judicial developments. We cannot assure that the future results will be achieved; actual events or results may differ materially as a result of risks we face. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to update or revise these forward-looking statements to reflect events or circumstances after the date hereof including, without limitation, changes in our financing strategy, business strategy or planned capital expenditures, or to reflect the occurrence of unanticipated events.

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

    None.

ITEM 5. OTHER INFORMATION

    None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

                               INDEX TO EXHIBITS

       EXHIBIT                                                                                  METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------   ------------------------------------------------------------  -----------------------------
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

       EXHIBIT                                                                                  METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------   ------------------------------------------------------------  -----------------------------
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

       10.14            Promissory Note for $15 million dated August 15, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.14]

       10.15            Promissory Note for $3 million dated August 17, 2000 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (9)[10.15]

       10.16            Promissory Note for $4 million dated December 29, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.16]

       10.17            Promissory Note for $1,927,573 dated December 31, 2000
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (9)[10.17]

       10.18            Promissory Note for $2.0 million dated January 29, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)[10.18]

       10.19            Promissory Note for $2.0 million dated February 15, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)[10.19]

       10.20            Promissory Note for $2.0 million dated March 12, 2001
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (10)[10.20]

       10.21            Promissory Note for $1,974,826 dated March 31, 2001 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (10)[10.21]

       10.22            Promissory Note for $2.0 million dated April 2, 2001 between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (11)[10.22]

       10.23            Security Agreement dated May 29, 2001, between Logix
                          Communications Corporation and Dobson CC Limited
                          Partnership                                                 (11)[10.23]

       10.24            Security Agreement dated May 29, 2001, between Logix
                          Communications Corporation and the Registrant               (11)[10.24]

       10.24.1          Promissory Note for $2.0 million dated May 29, 2001 between
                          Logix Communications Corporation and the Registrant         (11)[10.24.1]

       10.25            Pledge and Security Agreement dated May 29, 2001, between
                          Registrant and Dobson CC Limited Partnership                (11)[10.25]

       EXHIBIT                                                                                  METHOD OF
       NUMBERS                                  DESCRIPTION                                      FILING
---------------------   ------------------------------------------------------------  -----------------------------
       10.25.1          Promissory Note for $2.0 million dated May 29, 2001 between
                          the Registrant and Dobson CC Limited Partnership            (11)[10.25.1]
       10.26            Promissory Note for $1,938,713 dated July 31, 2001, between
                          Logix Communications Corporation and Dobson CC Limited
                          Partnership                                                 (12)
       10.27            Promissory Note for $2.0 million dated August 31, 2001,
                          between the Registrant and Dobson CC Limited Partnership    (12)
       10.27.1          Promissory Note for $2.0 million dated August 31, 2001,
                          between Logix Communications Corporation and the
                          Registrant                                                  (12)
       10.28            Promissory Note for $1.0 million dated September 17, 2001,
                          between the Registrant and Dobson CC Limited Partnership    (12)
       10.28.1          Promissory Note for $1.0 million dated September 17, 2001, between Logix Communications Corporation and the
                          Registrant                                                  (12)
       10.29            Promissory Note for $76,556 dated September 30, 2001,
                          between the Registrant and Dobson CC Limited Partnership    (12)
       10.30            Promissory Note for $1,799,019 dated September 30, 2001,
                          between Logix Communications Corporation and Dobson CC
                          Limited Partnership                                         (12)

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

(11) Filed as an exhibit to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001, as the exhibit number indicated in brackets, and incorporated herein by reference;

(12) Filed herewith.

--------------------------

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

                                          LOGIX COMMUNICATIONS ENTERPRISES, INC.
                                          By:

                                             /s/ LEIGH ANN IHRIG

                             ---------------------------------------------------
                                               Leigh Ann Ihrig
                                        VICE PRESIDENT AND CONTROLLER
                                       (PRINCIPAL ACCOUNTING OFFICER)

November 14, 2001